Form 10-K405
period 1998-12-31
LONG DISTANCE INTERNATIONAL INC
filed 1999-03-29
CIK 930119

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-K

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                      For The Year Ended December 31, 1998

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER: 333-56989

                             -----------------------

                        LONG DISTANCE INTERNATIONAL INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                             -----------------------

              FLORIDA                                       65-0423006
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                       Identification No.)

 4150 SW 28TH WAY, FT. LAUDERDALE, FL                          33312
(Address of principal executive office)                      (Zip Code)

                          -----------------------------

                                 (954) 327-7500
              (Registrant's telephone number, including area code)

                          -----------------------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:        NONE

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ ]      No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

FORWARD LOOKING STATEMENTS

Certain statements contained in or incorporated by reference in this Form 10-K constitute "forward looking statements" made in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. As such, they involve risks and uncertainties that could cause actual results to differ materially from those set forth in such forward looking statements. The Company's forward looking statements are based on assumptions about, or include statements concerning, many important factors, including without limitation changes in customer usage and customer preferences. The Company's ability to effectively implement its strategies, including its expansion, network development and advanced information system strategies; competitive trends and consolidation within the telecommunications industry; the effect of economic changes in other countries in which LDI does business; and other factors described herein. While the Company believes that its assumptions are reasonable, it cautions that it is impossible to predict the impact of certain factors which could cause actual results to differ materially from expected results.

PART I

ITEM 1.  BUSINESS

THE COMPANY

Long Distance International Inc. ("LDI" or the "Company") is a rapidly growing multinational telecommunications company, which provides international telecommunications services from the United States, Austria, France, Germany, Italy, Norway, Spain, Sweden, Switzerland and the United Kingdom, to over 200 countries. LDI offers domestic long distance calling, postpaid calling card services, prepaid services and toll-free services in the United States and the United Kingdom. In France, Italy and Spain, the Company primarily provides international telecommunications services and prepaid calling card services. NETnet International AB ("NETnet"), the Company's recently acquired subsidiary, offers domestic long distance service, international long distance service and fixed to mobile service in Austria, France, Germany, Norway, Sweden and Switzerland. The Company markets primarily to residential and small and medium-sized business enterprise ("SME") customers with significant long distance calling needs and recently commenced marketing to carrier customers. The Company markets its services through direct sales, agent sales, direct response marketing and telemarketing.

LDI commenced operations in 1995 as a switchless reseller of international and domestic long distance services in the United States and, during 1996, expanded into the western European market. During 1998, LDI initiated the design and buildout of a European telecommunications network. Thereafter, on October 9, 1998, LDI acquired the outstanding shares of NETnet in consideration for 37.5% of LDI's Common Stock on a fully diluted basis. NETnet commenced operations in August 1995 in Sweden and expanded into its other European markets in 1996 and 1997.

Revenues have grown from $2.6 million in 1995 to $82.4 million in 1998. The Company had net losses of $4.0 million, $11.3 million and $84.8 million for the fiscal years ended 1996, 1997 and 1998 respectively. The Company recorded an asset impairment and restructuring charge of approximately $4.0 million in the fourth quarter of 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview -- Restructuring of Operations." LDI will require substantial capital, significantly in excess of historical levels, to implement its business strategy and planned capital expenditures and to fund LDI's operating losses beyond 1999. During 1999 LDI intends to seek to raise at least $40 million in capital, in the form of debt or equity or a combination thereof, from public or private sources to fund the Company's capital needs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

LDI'S NETWORK

The Company's United States network consists of six carrier grade DSC Communications Corporation ("DSC") DEX600 switches ("DEX Switches") in Chicago, Illinois; Fort Lauderdale, Florida; Fresno, California; New York, New York; Raleigh, North Carolina; and Tulsa, Oklahoma, and interconnection agreements with local exchange carriers ("LECs") in 33 states and Washington, D.C. The Company's United States network enables it to originate long distance calls in all states except Alaska and Hawaii, reaching areas covering more than 75% of the total metropolitan United States population, allowing the Company to offer its services in and around 44 of the top 50 metropolitan areas in the United States.

The Company's international facilities consist of an international gateway attached to a DEX Switch in London, which is connected to the Company's United States network via an indefeasible right of use ("IRU") on the international Trans-Atlantic fiber optic cable CANTAT 3. The Company's London switch is connected to various international facilities-based carriers in Western Europe. In addition, the Company has purchased IRUs on the Atlantic Crossing 1 fiber optic cable and has an STM-1 linking Asynchronous Transfer Mode ("ATM") service on the United-States-United Kingdom link. The

Company also has negotiated interconnection agreements with public telecommunications operators ("PTOs") in Austria, Denmark, France, the Netherlands, Norway, Sweden and the United Kingdom.

LDI has significantly expanded its United States and European networks and has switches in the markets listed below:

         MARKET                                NETWORK ELEMENT
         ------                                ---------------
         UNITED STATES
         Chicago ............................  DEX Switch
         Fort Lauderdale ....................  DEX Switch
         Fresno .............................  DEX Switch
         New York ...........................  DEX Switch/International Gateway
         Raleigh ............................  DEX Switch
         Tulsa ..............................  DEX Switch

         EUROPE
         Copenhagen .........................  2 Ericsson ANS Translocal 2
                                               Mini-Switches
                                               ("ANS Translocal 2")
         Frankfurt ..........................  ANS Translocal 2
         London .............................  DEX Switch/International Gateway
         Madrid .............................  ANS Translocal 2
         Milan ..............................  ANS Translocal 2
         Oslo ...............................  ANS Translocal 2
         Paris ..............................  ANS Translocal 2
         Stockholm ..........................  2 ANS Translocal 2s
         Vienna..............................  ANS Translocal 2
         Zurich..............................  2 ANS Translocal 2s

By June 30, 1999, the Company expects to sign an interconnection agreement with the PTO in Switzerland and to have renegotiated its interconnection agreement with the PTO in Germany. The Company has also commenced negotiations with the PTO in Spain for interconnection. LDI intends to add additional IRUs and leased lines as demand warrants.

SERVICES

The Company offers telecommunications services in markets that originate over 50% of the world's international telecommunications traffic. The size of each market (based on 1996 data) in which the Company currently offers services is set forth below:

                                              1996 VOLUME              PERCENTAGE
                                              OF OUTGOING       OF 1996 OUTGOING
COUNTRY                                       MINUTES (1)       INTERNATIONAL TRAFFIC (1)
-------                                      -------------     -------------------------
                                             (IN MILLIONS)
United States ..............................    18,830                   26.9
Germany ....................................     5,100                    7.3
United Kingdom .............................     4,569                    6.5
France .....................................     3,116                    4.4
Italy ......................................     2,184                    3.0
Switzerland ................................     1,936                    2.8
Spain ......................................     1,189                    1.7
Sweden .....................................     1,026                    1.5
Austria ....................................       960                    1.4
Norway .....................................       444                    0.6
                                                ------                   ----
                                                39,354                   56.1
                                                ======                   ====

----------------
(1) All data taken from Telegeography 1997/1998 which is published by Telegeography, Inc.

INTERNATIONAL AND DOMESTIC LONG DISTANCE SERVICES

LDI's international and domestic long distance services can be accessed from the customer's billing location using equal access, easy access, dial-around or closed user groups. LDI's international and domestic long distance service generally enables customers to call to any long distance destination within the country and to over 200 countries worldwide.

EQUAL ACCESS. In jurisdictions allowing equal access, a customer that selects LDI as the customer's long distance carrier can make long distance calls on LDI's network without dialing any special access number or code (e.g.. in the United States, equal access customers simply dial "1" plus the number being called). LDI can offer equal access where LDI has a switch or POP and is interconnected to the Public Switched Telephone Network ("PSTN"). LDI currently offers equal access in 33 states in the United States and Washington, D.C. and expects by June 30, 1999 to offer equal access service in additional states. If regulatory conditions allow and interconnection is available, LDI expects to offer equal access in Germany and Norway by year end 1999.

EASY ACCESS. Easy access enables a long distance customer to access LDI's network from the customer's home or office by dialing LDI's access code for the applicable country and then the number the customer is calling. The customer does not need to dial a further personal identification number ("PIN") or code. This access method is available to customers with an LDI account who are connected to the PSTN by means of a digital exchange. LDI can offer easy access where LDI has a switch or POP if regulatory conditions allow for such (but do not permit equal access) and interconnection is available. LDI currently offers easy access in Austria, Germany, Norway, Sweden, Switzerland and the United Kingdom and expects to offer easy access in France by June 30, 1999. Depending on a customer's spending volume, LDI may install call routing equipment (i.e., auto-dialers) or reprogram the customer's private automatic branch exchange to automatically dial the access code on long distance calls. The access code may be four or more digits. For example, in the United Kingdom, the access code is "1xxx," in France it is "16xx" and in Germany it has recently changed to "0100xx".

DIAL-AROUND. LDI's dial-around service enables a United States long distance customer to access LDI's network from the customer's home or office by dialing a "1010xxx" prefix ("1010799" for LDI in the United States) and then the number the customer is calling. The customer can access LDI's network even if LDI has not been selected as the customer's presubscribed long distance carrier. Customers can thereby "dial-around" their presubscribed long distance carrier to take advantage of LDI's long distance rates. LDI currently offers dial-around services in 33 states in the United States and Washington, D.C. and expects to offer such in additional states and, if regulatory conditions allow and interconnection is available, in Germany by year end 1999.

CLOSED USER GROUP. LDI offers international long distance service in certain western European markets where it does not have a carrier-to-carrier interconnection with the PTO by providing a local telephone number that enables a long distance customer to access LDI's network from the customer's home or office. Upon accessing LDI's network through such local call, the customer dials the number the customer is calling. In most countries, customers must prefix this number with a PIN authorization code. This access method can be available wherever LDI has a switch or POP or an agreement with a carrier that has such. LDI may offer this service to establish its presence in a new market prior to full interconnection with the local PTO. LDI currently offers closed user group services in Italy .

CALLING CARD SERVICES

LDI offers calling card services as an additional service for its presubscribed long distance customers in the United States. LDI's calling cards allow customers to avoid using higher cost hotel or pay telephones when travelling in over 40 countries. LDI's calling card service is accessed from a country by dialing an international freephone number for that country followed by the caller's account number and PIN. LDI has been allocated a group of universal international freephone numbers ("UIFNs"). One of these will be used for the calling card so that the same toll-free number will be available to access the LDI network from 16 European countries.

PREPAID SERVICES

LDI's prepaid card service is a prepaid version of its calling card. Customers purchase cards with a PIN code and a credit balance that allows them to access the service via a toll-free number until the credit balance has been used up or the PIN expires. LDI's prepaid card service has similar value-added features to its postpaid card service and offers competitive rates to international destinations. LDI's prepaid cards are available in the United Kingdom and France and are distributed through agents and retailers.

TOLL-FREE SERVICES

LDI provides domestic toll-free service to customers in the United States, Switzerland and the United Kingdom (e.g. "800" or "888" service in the United States and "0800" in the United Kingdom). This service is targeted at customers who have a substantial number of incoming domestic long distance calls. Customers of LDI's toll-free service are assigned a toll-free number. Calls to the toll-free number are routed to the LDI network. From there, the call is transmitted to the customer's location in the same manner as other calls routed through the LDI network.

WHOLESALE SERVICES

In both the United States and in Europe, LDI sells capacity to carrier customers.

Carrier services are sold at substantially lower margins than LDI's other services. However, because carrier customers purchase transmission capacity in bulk, these services will allow LDI to increase the amount of transmission capacity that it purchases, enabling it to obtain volume discounts on transmission capacity from its vendors and, therefore, realize lower unit costs. In addition, the sale of transmission capacity on LDI's IRUs and leased lines will allow LDI to generate additional revenues on transmission lines operating at less than full capacity without incurring significant marginal costs. Carrier customers frequently change vendors based on small differences in price and certain carrier customers could subject LDI to credit risks. LDI attempts to minimize these risks by entering into agreements with these customers and by obtaining deposits. By maintaining a constantly updated database of carriers, rates and routings, LDI believes it will be able to compete effectively in this market.

WIRELESS SERVICES

LDI acquired a British reseller of cellular communications services in May 1998. This acquisition also provides the Company with an expanded product range and the opportunity to further penetrate the United Kingdom market by cross-selling its services to subscribers of this company.

COMPETITION; COMPETITIVE PRICING

The provision of telecommunications services is extremely competitive and will become increasingly so as the regulatory barriers to entry into telecommunications markets are reduced or eliminated. LDI believes that the non-United States and non-United Kingdom markets into which LDI intends to expand its operations will experience increased competition and will begin to resemble the competitive landscape in the United States and the United Kingdom, in part as a result of regulatory initiatives. However, it appears that western European telecommunications markets may experience price competition more rapidly and more extensively than was experienced when deregulation occurred in the United States and the United Kingdom.

Competition for customers is primarily on the basis of price and, to a lesser extent, on the type and quality of services offered and customer service. LDI has no control over the prices set by its competitors or the type or quality of their services. LDI has a large number of competitors which may use their substantial financial resources to cause severe price competition in the markets in which LDI operates, which would require LDI to reduce its prices in order to remain competitive. The Company has experienced, and expects to continue to experience, declining revenue per billable minute in all of its markets, in part as a result of increasing worldwide competition within the telecommunications industry.

LDI's success will depend upon its ability to compete with a variety of other telecommunications providers in each of its markets. In the United States, LDI's competitors include AT&T, Sprint, MCI WorldCom, Inc. and numerous other carriers for domestic and international long distance calls. In addition, LDI faces competition from lesser known entities, including VarTec Telecom Inc. and Excel, and lesser known brands of well known competitors such as MCI Worldcom's Telecom*USA brand and AT&T's Lucky Dog brand. In western Europe, LDI's competitors include (i) PTOs, (ii) alliances such as AT&T's alliance with British Telecom and Sprint's alliance with Deutsche Telekom and France Telecom, known as "Global One," (iii) companies offering international telecommunications services, such as Esprit Telecom ("Esprit"), Econophone, Inc., Primus, Viatel Global Communications ("Viatel") and RSL Communications, Ltd., (iv) new entrants into the European telecommunications industry which are partially owned by large European industrial or utilities companies such as Arcor Mannesmann in Germany, Omnitel in Italy and Energis in the United Kingdom, and (v) other companies with business plans similar in varying degrees to LDI's.

LDI also may experience competition in one or more of its markets from competitors utilizing new or alternative technologies and/or transmission methods, including cable television companies, wireless telephone companies, satellite owners and resellers, Internet service providers, electric and other utilities, railways, microwave carriers and large end users that have private networks. Existing telecommunications companies, including AT&T, are implementing plans to offer voice telecommunications services over the Internet at substantially reduced prices.

Many of LDI's competitors are significantly larger, have substantially greater financial, technical and marketing resources and larger networks than LDI, control transmission lines and have long-standing relationships with LDI's target customers. Many of the Company's larger competitors have lower incremental transmission costs than the Company because of, among other things, greater use of owned transmission capacity, more favorable interconnection rates and volume discounts on transmission. In addition, certain of the Company's competitors offer customers an integrated full service telecommunications package consisting of local and long distance voice, data and Internet transmission. The Company does not offer all of these services and does not presently plan to do so.

REGULATORY RESTRICTIONS

National and local laws and regulations governing the provision of telecommunications services differ significantly among the countries in which LDI currently operates and intends to operate. The interpretation and enforcement of such laws and regulations varies and could limit LDI's ability to provide certain telecommunications services in certain markets. There can be no assurance that future regulatory, judicial and legislative changes will not have a material adverse effect on LDI, that domestic or international regulators or third parties will not raise material issues with regard to LDI's compliance or noncompliance with applicable laws and regulations or that other regulatory activities will not have a material adverse effect on LDI.

FCC restrictions may materially limit the optimal and most profitable use of LDI's leased lines between New York and London and result in increased transmission costs on certain calls, which LDI may not be able to pass on to its customers.

Also, changes in FCC rules relating to charges for access to local exchange telephone networks may disproportionately disadvantage smaller long distance carriers such as LDI. Under alternative access charge rate structures proposed to the FCC, LECs would be permitted to allow volume discounts in the pricing of access charges. If these rate structures are adopted (which is not certain), access charges for AT&T and other large interexchange carriers would decrease and access charges for small interexchange carriers would increase disproportionately.

In addition to regulation by the FCC, the majority of the states require the Company to register or apply for certification prior to initiating intrastate interexchange telecommunications service. To date, the Company is certified to provide intrastate interexchange telecommunications services in 49 states and the District of Columbia. State issued certificates of authority to provide intrastate interexchange telecommunications services can generally be conditioned, modified, canceled, terminated or revoked by state regulatory authorities for failure to comply with state law and/or the rules, regulations and policies of the state regulatory authorities. Fines and other penalties also may be imposed for such violations.

A substantial portion of LDI's expansion strategy is based upon the expected regulatory liberalization of certain European Union ("EU") markets that commenced on January 1, 1998. In response to such liberalization, LDI has been and is continuing to establish operations and making capital expenditures in certain EU countries. Although liberalization is a legal obligation required by EU directives, certain of the more detailed EU regulatory framework to apply in the liberalized environment after January 1, 1998, including further directives, still require adoption by the Council of the European Communities. Certain EU member states were granted a derogation from liberalizing their telecommunication markets on January 1, 1998. Luxembourg was granted a six month derogation. Spain liberalized on December 1, 1998 pursuant to a derogation entitling it to delay liberalization to such date. Ireland and Portugal were granted a derogation until January 1, 2000, although Ireland liberalized on December 1, 1998. Greece has been granted a derogation entitling it to delay full liberalization until January 1, 2001. There can be no assurance that each EU member state will proceed with the expected liberalization on schedule, if at all, that the trend towards liberalization will not be stopped or reversed or that any steps taken by EU member states toward liberalization will actually result in an open or competitive telecommunications market. Accordingly, LDI faces the risk that it will establish operations and make capital expenditures in a given country in anticipation of regulatory liberalization which does not subsequently occur, is delayed or does not result in the market environment anticipated by LDI.

The national governments of EU member states must pass legislation to liberalize the markets within their countries to give effect to EU directives. Some EU member states have inconsistently and, in some instances, unclearly implemented EU telecommunications directives, which could limit, constrain or otherwise adversely affect LDI's ability to provide certain services. Furthermore, national governments may not necessarily pass legislation enacting an EU directive in the form required, if at all, or may pass such legislation only after a significant delay. In November 1997, the European Commission commenced proceedings against seven EU member states, including Belgium, Denmark, Germany, Greece, Italy, Luxembourg and Portugal for failure to implement certain EU telecommunications directives fully. Even if a national legislature enacts appropriate regulations within the time frame established by the EU, there may be significant resistance to the implementation of such legislation from PTOs, regulators, trade unions and other sources.

SALES AND MARKETING

The Company markets its services to SME and residential customers with significant long distance calling needs and recently commenced marketing to carrier customers. LDI relies on a combination of direct sales, agent sales, direct response marketing, outbound telemarketing and affinity programs in marketing its services to its customers. Residential customers are solicited through direct mail and telemarketing and SME customers through direct and agent sales. Wholesale services will be marketed to carriers by LDI's in-house direct sales force.

LDI'S TARGET MARKETS

SME. The Company targets small and medium-sized businesses that originate in excess of $500 in international usage per month. The Company believes that this market segment offers significant opportunities because it has traditionally been underserved by the major global telecommunications carriers and the PTOs, which offer their lowest rates and best services primarily to higher volume multinational business customers.

CARRIER. The Company recently began offering international termination and transit traffic services to other carriers, including resellers, on a wholesale basis. The Company anticipates that significant levels of traffic volume generated by such carrier customers will enable the Company to obtain volume discounts on transmission capacity from its vendors. The Company believes that revenues from its carrier customers will represent a significant portion of the Company's overall revenues in the future.

RESIDENTIAL. LDI's services are marketed primarily to residential customers with significant international calling needs such as expatriate and ethnic communities. The Company believes that approximately 60% of the 100 million households in the United States have not enrolled in a discount long distance calling program. In the United States, the Company has targeted the Asian and Hispanic communities. In Europe, the Company targets and plans to target the various large ethnic communities, such as the Indian, Pakistani, Caribbean and African communities in the United Kingdom and the Turkish and eastern European communities in Germany.

DISTRIBUTION CHANNELS

DIRECT SALES. The Company markets its services to certain SMEs by means of direct sales by a sales staff. In Sweden, Norway, Austria, Switzerland, the United Kingdom, the United States and France, the Company employs a direct sales force. In several of these countries, indirect sales through agents are also pursued. The Company often deploys direct sales people to specialize in specific customer niches or industry sectors. In some cases the direct sales efforts is augmented by telemarketing and direct mail. The Company will market its wholesale services exclusively through direct sales and has retained one sales person in the United States and one person in the United Kingdom for wholesale sales.

INDIRECT SALES. The Company markets its services to certain SME accounts by means of indirect sales through generally nonexclusive arrangements with agents to sell services under the LDI or NETnet brand names. This channel is also used to sell to residential markets and to sell prepaid cards through retail channels. Agents generally sign a letter of authority with the Company which allows the agents to sell the Company's services; however, the Company is entitled to reject any sales order or contract introduced by an agent. LDI typically pays an agent between 6% and 15% of ongoing collected revenues. Agents are recruited and managed by Company-employed dealer managers. LDI anticipates that its incentive programs, training programs and back office and marketing support for dealers and agents will be a competitive strength in recruiting and managing agents.

AFFINITY PROGRAMS. The Company also participates in various affinity programs to market its services. Affinity programs are programs whereby two or more companies market their respective products or services by promoting a co-branded product or service to the affinity group members. For example, a company with a strong brand or customer base will pass on LDI benefits (e.g., free or discounted calls) to its customers as a method for marketing both LDI's and such company's respective products or services.

RETAIL. The Company intends to use retail outlets to distribute its prepaid card products to end-users. Relationships with retail outlets will be managed either by LDI agents or, in some instances, relationships with chains will be managed directly by LDI.

DIRECT RESPONSE MARKETING. The Company markets its services to the residential market and, to a lesser extent, to the SME market through direct response marketing. Direct response marketing includes direct mailings, newspaper advertisements, inserts in newspapers, television and radio commercials and advertising in various other media. In the United States, direct response marketing programs generate dial-around revenue as well as in-bound calls to the Company's telemarketing center.

PRICING POLICY

SME. In Europe, the Company generally prices 10% to 15% below the incumbent carriers. LDI also offers a "price promise" in some markets whereby LDI agrees to match or beat rates offered by certain approved competitors. In addition to price, however, the Company emphasizes non-price differentiators such as product range, customer service quality and channel effectiveness in marketing and selling SMEs.

CARRIER. The Company intends to price its wholesale services based on a margin over underlying variable cost. The wholesale division will maintain an automated "rate vault" database of other carrier's rates and routings to all destinations on a day-by-day basis.

RESIDENTIAL. The Company monitors the retail prices of other carriers and prices its long distance services to residential customers accordingly. Programs offered to residential customers from time to time include special promotional rates for limited periods, special offers, as well as prepaid programs with incentives to prepay larger amounts. In both the United States and Europe, the Company's marketing materials generally contain price comparisons against the dominant incumbent carriers only.

EMPLOYEES

The following table summarizes the number of full time employees of the Company as of February 28, 1999 by region and classification:

                                           NORTH
CLASSIFICATION                            AMERICA       EUROPE      TOTAL
--------------                            -------       ------      -----
Management & Administrative                    41           89        130
Sales & Marketing                              22           99        121
Customer Service & Support                     15           60         75
Technical                                      81          111        192
                                               --          ---        ---
Total                                         159          359        518
                                              ===          ===        ===

The Company believes its relations with its employees are good. None of the Company's employees are represented by a collective bargaining agreement and the Company has never experienced a work stoppage.

ITEM 2 - PROPERTIES

The Company currently leases its corporate headquarters of approximately 38,000 square feet, which is located in Ft. Lauderdale, Florida. The lease provides for annual rent of approximately $368,000 in the first year with annual increases and expires in January 2008. The Company leases approximately 10,000 square feet in London for its European headquarters and London site switch. The lease provides for monthly rent of approximately $12,600 and expires in 2022. The Company also rents spaces for its smaller sales and marketing offices and its switches in California, Florida, Illinois, New York, North Carolina, Oklahoma, Vienna, Austria, Copenhagen, Denmark, Paris, France, Frankfurt, Hamburg and Munich, Germany, Florence and Milan, Italy, Oslo, Norway, Madrid, Spain, Stockholm, Sweden and Zurich, Switzerland. Certain communications equipment, which includes network switches and transmission lines, are leased through operating and capital leases.

Management believes that the Company's present administrative and sales office is adequate for its anticipated operations and that similar space can readily be obtained as needed. The Company believes the current leased facilities to house the communications equipment are adequate, however, as the Company's network of switches grows, the Company expects to lease additional facilities to house new equipment.

ITEM 3 - LEGAL PROCEEDINGS

The Company is, from time to time, a party to litigation that arises in the ordinary conduct of its business operations or otherwise. The Company believes the outcome of pending legal proceedings to which the Company is a party will not have a material adverse effect on the Company's business financial conditions, results of operations or cash flows.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is currently no established public trading market for the Company's common stock. Issued and outstanding shares of the Company's common stock are held by approximately 117 shareholders of record.

CERTAIN SALES OF EQUITY SECURITIES

On April 13, 1998, the Company consummated an offering (the "High Yield Offering" or the "Offering") of 225,000 units, each unit consisting of one 12.25% Senior Note due 2008 and one Warrant to purchase 15.0874 shares of common stock of the Company, for a purchase price of $1,000 per unit. The High Yield Offering resulted in gross proceeds to the Company of $225 million and the issuance by the Company of warrants to purchase a total of 3,394,655 shares of LDI common stock. Each such warrant entitles the holder thereof to purchase LDI common stock at an exercise price of $.01 per share at any time after April 13, 1999 and prior to the tenth anniversary of its date of issue. Morgan Stanley & Co. Incorporated and SBC Warburg Dillon Read Inc. served as placement agents for the High Yield Offering.

On April 21, 1998, LDI acquired Newgate Communications Limited ("Newgate"), a United Kingdom company providing cellular communication services to United Kingdom customers, for approximately $1.7 million in cash, and approximately 214,000 shares of Common Stock.

On September 4, 1998, the Company issued to the holders of the Company's Series B Preferred Stock warrants to purchase 1,010,101 shares of Common Stock at an exercise price of $.001 per share. These warrants were issued in consideration of such holders' consent to amending the terms of the Series B Preferred Stock to, among other things, eliminate adjustment to the redemption price of the Series B Preferred Stock from $10 to $15 per share, or from $25 million to $37.5 million in the aggregate, plus any accrued, but unpaid dividends, in the event the Company were not to attain at least $100 million in gross revenues or were to have a loss before interest, taxes, depreciation and amortization in excess of $10 million for the fiscal year ended December 31, 1998.

On October 9, 1998, the Company acquired the outstanding shares of NETnet in consideration for 37.5% of LDI's common stock on a fully-diluted basis, or approximately 33,592,970 shares of LDI common stock, subject to adjustment as provided in the acquisition agreement.

Under its Articles of Incorporation, the Company was required to pay to holders of shares of its Series A Convertible Preferred Stock all dividends accrued on such preferred shares from their respective dates of issue through December 31, 1998. In satisfaction of such accrued dividends (approximately $227,000) the Company paid such dividends as of such date in the form of 63,997 shares of LDI common stock.

During the year ended December 31, 1998, the Company issued a total of 1,597,921 shares of its common stock as a result of the exercise of warrants to purchase such common stock that the Company had issued in private placements in 1995 and 1996. Exercise prices for such warrants ranged from $.75 to $1.25 per share of common stock. LDI realized gross proceeds in an aggregate of $1,772,891 from the exercise of such warrants at various times during the year ended December 31, 1998.

During the year ended December 31, 1998, the Company granted a total of 3,217,000 options to purchase LDI common stock to employees and certain consultants of the Company in consideration for their services to the Company. Options were granted with exercise prices ranging from $2.10 per share in January, 1998 to $4.00 per share in December 1998.

Each issuance of securities described above was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, or Regulation D, Regulation S or Rule 144A promulgated thereunder, for transactions by an issuer not involving any public offering. The recipients of securities in each such transaction (other than employee stock option grants) represented their intention to acquire the securities for investment only and not with a view to or for distribution in connection with such transactions. All recipients had adequate access to information about the Company through their relationship to the Company or through information about the Company made available to them.

DIVIDEND POLICY

The Company has not paid or declared any cash dividends on its common stock to date. The payment of dividends, if any in the future, is within the discretion of the Board of Directors and will depend on the Company's earnings, its capital requirements and financial condition. Dividends are currently restricted by an indenture (the "Indenture") entered into in connection with the High Yield Offering, the terms of the Company's preferred stock, and may be restricted by other credit arrangements entered into in the future by the Company. It is the present intention of the Board of Directors to retain all earnings, if any, for use in the Company's operations and accordingly, the Board of Directors does not expect to declare or pay any dividends in the foreseeable future.

ITEM 6 - SELECTED FINANCIAL DATA

The following table sets forth the periods indicated selected consolidated financial data for the Company. The consolidated balance sheet data and consolidated statement of operations data as of and for the years ended December 31, 1994, 1995, 1996, 1997 and 1998 have been derived from the Company's Consolidated Financial Statements.

---------------------------------------------------------------------------------------------------------------------
                                                                         YEAR ENDED DECEMBER 31,
                                                     ----------------------------------------------------------------
                                                       1994        1995           1996          1997         1998
                                                     ---------- ------------  ------------- ------------- -----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
STATEMENT OF OPERATIONS DATA:

Revenues, net                                               $5       $2,593        $14,362       $40,116     $82,438
Costs of telecommunications services                         6        1,932          8,361        22,720      64,317
Selling, general and administrative expenses               219        2,299          9,887        28,066      73,483
Asset impairment and restructuring costs                    --           --             --            --       3,969
Depreciation and amortization                                7           30            121           440       8,748
                                                     ---------- ------------  ------------- ------------- -----------
Operating loss                                           (227)      (1,668)        (4,007)      (11,110)    (68,079)
Minority interest                                           --           --            179         (132)          --
Interest expense, net                                        7           15          (193)          (92)    (16,721)
                                                     ---------- ------------  ------------- ------------- -----------
Net loss                                                 (220)      (1,653)        (4,021)      (11,334)    (84,799)
Preferred dividends and preferred stock and
  Warrant redemption accretion                              --         (18)           (74)         (902)     (5,624)
                                                     ---------- ------------  ------------- ------------- -----------
Net loss applicable to common shareholders              $(220)     $(1,671)       $(4,095)     $(12,236)   $(90,423)
                                                     ========== ============  ============= ============= ===========

Net loss per share applicable to common
  shareholders
  -- basic and dilutive(1)                              $(0.03)      $(0.10)        $(0.21)       $(0.51)     $(2.74)
Weighted average shares outstanding                      6,521       16,667         19,837        23,953      33,000
---------------------------------------------------------------------------------------------------------------------

                                                                              DECEMBER 31,
                                                     ----------------------------------------------------------------
                                                       1994         1995          1996          1997         1998
                                                     ---------- ------------- ------------- -------------  ----------
                                                                             (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents                                 $606          $545          $255       $12,173     $52,064
Total assets                                               845         1,667         3,894        27,807     344,082
Short term debt                                             --            --            --           551      18,552
Long term debt, net of current portion                      --            --            --         2,600     222,109
Series A Redeemable Convertible Preferred Stock             --         1,185         1,291         1,365       1,200
Series B Redeemable Preferred Stock                         --            --            --        12,350      14,276
Redeemable Warrants                                         --            --            --            --      11,567
Common shareholders' equity (capital deficiency)           616         1,132       (1,368)         (239)       7,724
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
                                                                         YEAR ENDED DECEMBER 31,
                                                     ----------------------------------------------------------------
                                                       1994        1995           1996          1997         1998
                                                     ---------- ------------  ------------- -------------- ----------
                                                           (IN THOUSANDS, EXCEPT PER SHARE, PER MINUTE AND RATIO
                                                                                INFORMATION)
OTHER DATA:
Capital expenditures                                      $171         $189           $325         $7,094    $40,138
EBITDA(2)                                                (220)      (1,638)        (3,886)       (10,670)   (59,331)
Revenue per minute                                        0.34         0.34           0.24           0.23       0.24
Billable minutes of use                                     16        7,541         58,706        175,248    350,176
Ratio of earnings to fixed charges(3)                   (31.43)      (42.50)        (14.00)        (16.36)     (2.34)
Net cash provided by (used in):
  Operating activities                                     (90)      (1,852)        (2,774)        (7,134)   (72,487)
  Investing activities                                    (171)        (189)          (353)        (4,339)   (94,637)
  Financing activities                                     867       (1,980)         2,836         23,392    207,831

REGIONAL DATA:
Revenues
  United States                                             $5       $2,544        $14,021        $34,459    $42,279
  Europe                                                    --           49            341          5,657     40,159
Billable minutes of use
  United States                                             16        7,461         57,765        159,602    234,529
  Europe                                                    --           80            941         15,646    115,647
---------------------------------------------------------------------------------------------------------------------

(1) The Company's loss per share amounts for all periods presented are computed in accordance with SFAS No. 128 "Earnings Per Share", which was effective for periods ending after December 15, 1997. Loss applicable to common shareholders has been reduced by preferred dividends and redemption accretion.
(2) EBITDA represents net loss before interest, income tax expense (benefit), minority interest and depreciation and amortization. LDI has included information concerning EBITDA herein because such information is commonly used in the telecommunications industry as one measure of an issuer's operating performance and ability to service debt. EBITDA is not determined in accordance with generally accepted accounting principles, is not indicative of cash provided by operating activities, is not necessarily comparable to similarly titled measures of other companies, should not be used as a measure of operating income and cash flows from operations as determined under generally accepted accounting principles and should not be considered in isolation or as an alternative to measures of performance determined in accordance with generally accepted accounting principles.
(3) For purposes of calculating the ratio of earnings to fixed charges, earnings consist of net losses before fixed charges. Fixed charges consist of interest on debt and the interest component of rent expense. For the years ended December 31, 1994, 1995, 1996, 1997 and 1998 the Company's earnings before fixed charges were insufficient to cover its fixed charges by $0.2 million, $1.7 million, $4.0 million, $11.3 million and $84.8 million, respectively.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS, THE NOTES THERETO AND THE OTHER FINANCIAL DATA INCLUDED ELSEWHERE IN THIS ANNUAL REPORT. THE FOLLOWING DISCUSSION INCLUDES CERTAIN FORWARD-LOOKING STATEMENTS.

OVERVIEW

RESTRUCTURING OF OPERATIONS

In December 1998, the Company began implementing a worldwide plan to reduce selling, general and administrative costs. In connection with this plan, the Company recorded asset impairment and restructuring charges of approximately $4.0 million in the fourth quarter of 1998. As part of this plan, the Company reduced its work force, wrote-off equipment, terminated certain agency agreements, closed facilities and recorded other costs. Primarily all activities and future cash outlays relating to such restructuring are expected to be complete by the second quarter of 1999.

The restructuring activities primarily relate to the following:

THE ELIMINATION OF JOB RESPONSIBILITIES WORLDWIDE. Employees were terminated in almost all countries in which the Company operates and almost all departments of the Company including sales, marketing, finance and other administrative areas. Related charges include severance and other wage related expenses. A total of 88 employees were terminated as a result of this plan.

EQUIPMENT WRITE-OFFS. In conjunction with the Company's decision to exit a line of business, the Company had equipment for which there was no alternative use. These charges relate to the write-off of the net book value of the equipment because of little opportunity for resale.

TERMINATION OF AGENCY CONTRACTS. In conjunction with the Company's decision to exit certain markets, it terminated certain contracts with third party agents. The Company has included provisions for penalties and other costs for early termination of these relationships.

CLOSURE OF FACILITIES AND RELATED COSTS. The Company made decisions to terminate operations in certain markets and reduce excess facilities space. Included in the restructuring charge are costs for lease termination penalties and future lease payments on non-cancelable leases associated with these facilities.

The Company expects to remove approximately $2.8 million from its cost structure in 1999.

REVENUES

The Company derives its revenues principally from the provision of long distance voice telecommunications services. Revenues are derived from the numbers of minutes of use (or fractions thereof) billed by the Company ("billable minutes") and are recorded upon completion of calls. The following table shows the total revenue and billable minutes attributable to LDI's United States and European operations for the years ended December 31, 1996, 1997 and 1998.

--------------------------------------------------------------------------------
                                                    YEAR ENDED DECEMBER 31,
                                            ------------------------------------
                                             1996           1997          1998
                                            --------      --------      --------
                                                 (I N   T H O U S A N D S)

         REVENUES, NET
         United States ...............      $ 14,021      $ 34,459      $ 42,279
         Europe ......................           341         5,657        40,159
                                            --------      --------      --------
         Total .......................      $ 14,362      $ 40,116      $ 82,438
                                            --------      --------      --------
         BILLABLE MINUTES
         United States ...............        57,765       159,602       234,529
         Europe ......................           941        15,646       115,647
                                            --------      --------      --------
         Total .......................        58,706       175,248       350,176
                                            --------      --------      --------
--------------------------------------------------------------------------------

LDI maintains local market pricing structures and generally prices its services to customers at a discount to the dominant service providers in each area. LDI has experienced and continues to experience declining average revenue per minute as a result of competition, although due to technological innovation and significant available transmission capacity, transmission costs in the telecommunications industry have historically declined at a more rapid rate than prices. There can be no assurance that this trend will continue. The Company believes that, as prices decline, calling volume of its customers will increase and offset, at least in part, the effect on revenues of price declines.

Prior to the fourth quarter of 1998, a significant portion of the Company's revenues came from its dial-around calling customers. For the year ended December 31, 1998, approximately $18 million in revenues (44% of its United States revenue and 22% of its consolidated revenues) came from dial-around customers solicited through direct response marketing. During the second half of 1998, the Company experienced a declining response rate to its direct marketing. As a result, the Company has discontinued its direct response advertising campaigns. The Company expects revenues from dial-around services to decline as a percentage of overall revenues as the Company expands its other services.

LDI expects that an increasing portion of its United States revenue will be derived from services to equal access customers, due to planned increased marketing activities. In particular, the Company initiated an independent agent program during 1998, and expects to expand this program substantially in 1999. The Company recently commenced marketing services to carriers and expects that an increasing portion of its United States revenues will also be derived from sales to carrier customers. Revenue from carrier customers generally produces lower gross margins than revenues from equal access or dial-around services and carrier customers are generally more price sensitive; however, associated selling, general and administrative expenses are also generally lower.

With the acquisition of NETnet and through development of certain European markets, LDI expects to derive a significantly larger portion of its revenues from Europe in the future. In Europe, LDI markets its services primarily to SME accounts, and to a lesser extent also to residential accounts with relatively high international usage. LDI acquires its SME customers through a combination of direct sales and sales by independent agents. Often these sales efforts are supported by telemarketing. To attract residential accounts, LDI has used direct response advertising, telemarketing and independent agents.

COSTS OF TELECOMMUNICATIONS SERVICES

The Company's costs of telecommunications services is composed of costs associated with gaining local access, the transport and termination of calls and the amortization of installation expenses associated with the network trunk groups and circuits. Prior to December 1998, the majority of the Company's costs of telecommunication services have been variable, including local access charges and transmission capacity leased on a per-minute of use basis. LDI expects that an increasing amount of its total operating costs will be fixed in the future, as the Company completes its network of owned switches, IRUs and leased circuits. The depreciation expense with respect to the Company's switches, ancillary equipment and IRUs is not accounted for in cost of services. Currently all calls carried by LDI are originated on its own or another carrier's network and substantially all calls carried by LDI must be terminated using another carrier's facilities. By June 30, 1999, the Company expects the majority of its calls in the United States will be originated and terminated using its facilities. Origination and termination charges on calls generally are paid by LDI, with the exception of Europe, where the subscriber often pays local access. In areas with easy access, the Company pays the origination charges. LDI expects that the unit cost of telecommunications services will decline as the Company routes more calls through the Company's switches, IRUs and leased circuits. See "Business - LDI's Network."

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses are composed of marketing and selling expenses, billing and bad debt expenses, customer service expenses and general overhead expenses. LDI has historically sold its services primarily through direct response advertising. Selling expenses have consisted of the cost of preparing and sending color inserts through the mail or local newspapers. Due to the declining response rate to the Company's direct response advertising, the Company discontinued this type of advertising in the fourth quarter of 1998. During 1997, LDI commenced selling services through independent sales channels, and the costs associated therewith are included in selling expenses. In Europe, LDI markets its services through a combination of direct and agent sales to the commercial market and through print advertising and in-house telemarketing to residential customers. The Company believes its selling expenses are primarily variable and will decline as a percentage of revenue as the Company expands its wholesale services and its agent programs.

General and administrative expenses primarily relate to salaries, professional and consultant fees and other organizational expenses associated with entering new markets. During 1998, LDI significantly increased the size of its management team at existing locations, and established new offices in Europe, all of which resulted in an increase in general and administrative expenses. As the Company's revenues increase at these new locations and offices, general and administrative expenses are expected to decrease as a percentage of revenues. The Company does not expect to expand its geographic locations in 1999.

DEPRECIATION AND AMORTIZATION

The Company has historically experienced low depreciation and amortization expense because it acted primarily as a switchless reseller until 1998; however, as the Company expands its network, it expects its depreciation and amortization expense to increase significantly.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

REVENUES, NET. Total revenues, net, increased 105%, to $82.4 million for the year ended December 31, 1998 from $40.1 million for the year ended December 31, 1997. Revenues increased in both the United States and Europe, resulting from growth in billable minutes. Revenues and billable minutes for the Company's European operations, which include the results of Speedial International UK ("Speedial"), NETnet and Newgate (acquired within the past year), and the Company's carrier division, increased at a greater rate than for the Company's United States operations. Total billable minutes of use increased by 100% to
350.2 million minutes for the year ended December 31, 1998 from 175.2 million minutes for the year ended December 31, 1997. Average revenue per minute increased to $0.24 in 1998 from $0.23 in 1997. Average revenue per minute increased because of a greater percentage of European revenues and billable minutes in the mix which was partially offset by competition in the United States and Europe. As noted below, the average revenue per minute in Europe is higher than in the United States.

In the United States, revenues for the year ended December 31, 1998 increased by 23% to $42.3 million from $34.4 million for the year ended December 31, 1997. Billable minutes increased by 47% to 234.5 million minutes for the year ended December 31, 1998, as compared with 159.6 million minutes for the year ended December 31, 1997. Offsetting the growth in billable minutes was a decline in average revenue per minute, which fell to $0.18 for the year 1998 as compared with $0.22 for the year 1997 due to increased competition. Commencement of an agent program, an increase in direct response advertising and an independent telemarketing service were responsible for the increase in revenues. The Company also increased the number of inserts mailed by 81%, with 207.4 million direct mail inserts in the year 1998, compared with 114.4 million direct mail inserts in year 1997. During the second half of 1998, the Company experienced a declining response rate to its direct mail marketing program. As a result, the Company is amending its product offering and discontinued direct response advertising. The Company expects a decreasing percentage of its revenues to be derived from dial-around service in the future as it expands services to equal access and carrier customers.

In Europe, revenues increased to $40.2 million for the year ended December 31, 1998, as compared with $5.7 million for the year ended December 31, 1997. Billable minutes increased from approximately 15.6 million in the year 1997 to
115.6 million in the year 1998. The increase was due primarily to the inclusion of the results of Speedial, Newgate and NETnet and increased activity of the Company's European carrier division. Speedial contributed approximately 13% of European revenues while Newgate contributed approximately 16% and NETnet contributed approximately 31% of European revenues during the year ended December 31, 1998. The Company's European carrier division which commenced operations in the third quarter of 1998, had revenues of $9.6 million. In addition, the Company expanded its advertising and marketing programs to its customer base. Average revenue per minute decreased from $0.36 to $0.35 primarily due to increased competition.

COST OF TELECOMMUNICATIONS SERVICES. Cost of telecommunications services increased by 183% to $64.3 million for the year ended December 31, 1998, as compared with $22.7 million for the year ended December 31, 1997. Average costs per minute increased from $0.13 in 1997 to $0.18 for 1998. This increase primarily reflects a change in the mix of billable minutes with proportionately more billable minutes from the Company's European operations, including its carrier operations, in 1998 than in 1997. Average cost of telecommunications services is higher in Europe than in the United States. The Company's gross margin was negatively impacted during the second and third quarters by the upgrade of the billing system which prevented the billing of all calls in the United States for which the Company was charged by its carriers, by increased competition in both the United States and Europe and by a decline in dial-around revenues which have relatively high gross margins. Costs of telecommunications services for the Company's carrier operators generally have a lower gross margin but are used to fill excess capacity on the network and give the Company a lower per minute rate on leased lines. As a percentage of revenues, the cost of telecommunications services increased from 57% in 1997 to 78% in 1998. The gross margin declined from 43% in 1997 to 22% in 1998. The change in gross margin reflects the higher average cost per minute as described above. The Company believes it will continue to experience pressure on its gross margin until it completes the expansion of its switch network and migrates its telecommunications traffic to the networks.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by 162% to $73.5 million for the year ended December 31, 1998, as compared with $28.1 million for the year ended December 31, 1997. The increases resulted primarily from increased sales and marketing expenses for the direct mail and independent telemarketing service. In the United States, the Company mailed significantly more direct mail inserts during 1998, increasing the number of direct mail inserts by 81% from 114.4 million in 1997 to 207.4 million in 1998. In addition, the expansion of the Company's marketing channels in the United States and Europe resulted in increased salaries, professional and consulting costs. Expenses relating to billing costs and bad debt write-offs were higher in 1998 than in 1997 due to increased revenue from dial-around customers. Expenses from dial-around customers have proven to be higher than from other customers. As a result the Company has decreased its efforts in this area.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased to $8.8 million for the year ended December 31, 1998, from $440,000 for the year ended December 31, 1997. The increase was due to significantly more fixed assets, primarily network equipment and office equipment as the Company completed the buildout of its network and amortization of goodwill resulting from the acquisition of NETnet and Newgate.

LOSS FROM OPERATIONS. Loss from operations increased from $11.1 million for the year ended December 31, 1997, to $68.1 million for the year ended December 31, 1998. The aforementioned factors caused this increase.

NET LOSS. Net loss increased from $11.3 million for the year ended December 31, 1997 to $84.8 million for the year ended December 31, 1998. This increase was due to increased losses from operations together with increased interest expense resulting from the issuance of the Senior Notes and Warrants completed in April 1998.

In December 1998, the Company began implementing a worldwide plan to reduce selling, general and administrative costs. In connection with this plan, the Company recorded asset impairment and restructuring charges of approximately $4.0 million in the fourth quarter of 1998. As part of this plan, the Company reduced its work force, wrote-off equipment, terminated certain agency agreements, closed facilities and recorded other costs. Primarily all activities and future cash outlays are expected to be complete by the second quarter of 1999.

1997 COMPARED TO 1996

REVENUES, NET. Total revenues for 1997 increased by 179%, to $40.1 million from $14.4 million in 1996. This increase reflected growth in both the United States and Europe. Billable minutes increased by 199% to 175.2 million billable minutes in 1997 from 58.7 million billable minutes in 1996. Growth in billable minutes was offset by declines in prices, as the average rate per minute declined to $0.23 in 1997 from $0.24 in 1996.

In the United States, revenues in 1997 increased 146% to $34.4 million in 1997 from $14.0 million in 1996. Billable minutes increased by 176% from 57.8 million billable minutes in 1996 to 159.6 million billable minutes in 1997. Growth in both dial-around and "1+" services principally contributed to the increase, which growth resulted primarily from increased sales and marketing activity. The Company accelerated its direct mail marketing program targeted to dial-around customers, mailing 114.4 million inserts in 1997, compared with 43.9 million inserts in 1996. LDI also commenced using an independent sales channel, addressing the "1+" market and broadening the distribution channels for its products. Offsetting the growth in billable minutes was a decline in revenue per minute, which fell to $0.22 in 1997 from $0.24 in 1996. United States revenues represented 98% and 86% of total revenues in 1996 and 1997, respectively.

In Europe, revenues increased to $5.7 million in 1997 from $341,000 in 1996. This was due primarily to an increase in billable minutes, from approximately
0.9 million billable minutes in 1996 to approximately 15.6 million billable minutes in 1997. The Company accelerated its marketing programs in Europe, increasing both its direct marketing channels and its agent sales network. In addition, the Company acquired Speedial in September 1997. Speedial contributed approximately 19% of LDI's total European revenues in 1997. Average revenue per minute remained stable at $0.36 in 1996 and 1997.

COST OF TELECOMMUNICATIONS SERVICES. Cost of telecommunications services increased by 170% to $22.7 million in 1997 from $8.4 million in 1996, due to the increase in billable minutes, offset in part by a decline in average cost per minute. Average cost per minute declined from $0.14 in 1996 to $0.13 in 1997, reflecting volume discounts and generally lower transmission costs available in the market. Somewhat offsetting this lower cost was a 10% increase in transmission rates paid to Esprit, a significant wholesale supplier to the Company of telecommunication capacity, commencing November 1, 1997. As a percentage of revenues, cost of telecommunications services declined from 58% in 1996 to 57% in 1997.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $28.1 million in 1997 from $9.9 million in 1996, primarily as a result of increased direct mail campaigns in the United States and salaries, professional consulting fees and licensing and other organizational expenses relating to the establishment of new offices in France, Italy and Spain. The selling, general and administrative expenses in 1997 reflect a significant increase in infrastructure spending, particularly the cost of entry into several new markets, including France and Spain, and a significant expanded presence in the United Kingdom. This cost increase was offset by a decrease in the per unit cost of the direct mail inserts. In the United States the Company mailed significantly more inserts in 1997; inserts mailed increased by 160%, as described above. The number of employees based in the United States at year-end increased from 60 in 1996 to 171 in 1997. As a percentage of revenues, selling, general and administrative expenses increased to 70% in 1997 from 69% in 1996.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased to $440,000 in 1997 from $121,000 in 1996. This increase was due to the general increase in fixed assets, primarily office equipment, over the period. During the fourth quarter of 1997, the Company also acquired switching equipment for its London, New York and Fort Lauderdale sites.

NET LOSS. Net loss increased from $4.0 million in 1996 to $11.3 million in 1997, primarily as a result of the above factors.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1998, the Company had cash and cash equivalents of $52.1 million excluding restricted cash and certificates of deposit. On April 13, 1998, the Company consummated an Offering of 225,000 units, each unit consisting of one 12.25% Senior Note (the "Notes" or "Senior Notes") due 2008 and one Warrant to purchase a total of 3,394,655 shares of Common Stock for $225 million. Approximately $75.5 million of the Offering proceeds ($64.2 million as of December 31, 1998) was used to purchase US government securities, which will be sufficient upon receipt of scheduled interest and principal of such securities to fund the first six scheduled interest payments on the Notes.

Capital expenditures during 1998 totaled approximately $40.1 million, including $18.6 million for property and equipment acquired pursuant to capital leases and installment loans. Capital expenditures relate primarily to equipment required to build the Company's telecommunications network in the United States and Europe as well as to upgrade its billing and MIS platforms in Europe and the United States. Since October 1998, the Company has made capital infusions into NETnet aggregating approximately $29.4 million to fund NETnet's operations. In addition, the Company expects to continue to incur operating losses until 2000 as it develops its operations in Europe and expands its marketing initiatives in the United States.

With the inclusion of the operating results of NETnet, the net proceeds from the Offering are not currently expected to be sufficient to fund LDI's operating losses and planned capital expenditures beyond 1999. EBITDA losses and planned capital expenditures are projected to total $44 million and $22 million, respectively, in the next twelve months. Actual capital expenditures and cash requirements may vary significantly from LDI's estimates depending upon numerous factors including sales levels, competitive pressures and regulatory actions. In January 1999, the Board of Directors authorized the Company to pursue additional financing of $40 million. The Company will attempt to obtain this financing in 1999 in the form of debt or equity or a combination thereof, from public or private sources, to fund the Company's capital needs. There can be no assurance that LDI will be able to raise such capital on satisfactory terms or at all. Furthermore, the restrictive covenants contained in the Indenture and the terms of LDI's Series B Preferred Stock limit LDI's ability to incur additional indebtedness. If LDI raises additional funds through the incurrence of indebtedness, LDI may become subject to additional or more restrictive covenants. If LDI is unable to obtain additional capital during 1999, LDI likely will be required to significantly reduce the scope of its expansion, and possibly to abandon certain markets in which it currently operates. Although providing a short term reduction in cash flow use, any such reduction or abandonment could have a long-term material adverse effect upon LDI's business, financial condition and results of operations and its ability to pay principal and interest on the Notes. If LDI continues to be unable to obtain additional capital after 1999, LDI may be required to review all strategic alternatives.

Net cash used in operating activities was $2.8 million, $7.1 million and $72.5 million in 1996, 1997 and 1998, respectively. The Company's net cash used in operating activities in 1997 was primarily composed of a net loss of $11.3 million offset by $4.2 million of non-cash charges and changes in working capital. Net cash used in operating activities in 1998 consisted of a net loss of $84.8 million and an increase in working capital of $8.9 million. This was partially offset by noncash charges of $21.2 million.

Net cash used in investing activities was $0.4 million, $4.3 million and $94.6 million in 1996, 1997 and 1998, respectively. Cash used in investing activities in 1997 was comprised of $3.2 million for capital expenditures and $1.0 million for the acquisition of Speedial. Cash used in 1998 consisted primarily of an increase in restricted cash of $66.2 million. The restricted cash of $67.0 million on the balance sheet consist of a portfolio of securities pledged as security for payment on the first six scheduled interest payments due on the Senior Notes. In addition, the Company paid cash for capital expenditures of $21.5 million (see above discussion of capital expenditures).

Net cash provided by financing was $2.8 million, $23.4 million and $207.8 million in 1996, 1997 and 1998, respectively. Cash provided by financing activities in 1997 consisted primarily of the issuance of preferred stock, common stock and warrants. Cash provided by financing activities in 1998 was comprised primarily of the proceeds from the Senior Note Offering in April 1998. This was partially offset by payments on the capital lease obligations and installment loans, and by repayments on loans.

FOREIGN CURRENCY EXPOSURE AND EUROPEAN MONETARY UNION

LDI is exposed to fluctuations in foreign currencies relative to the United States dollar because LDI generally bills in local currency, while transmission and other costs are paid in a mix of United States Dollars and local currency, and interest expense on the Notes will be in United States dollars. For the years ended 1996, 1997 and 1998, approximately 1%, 9% and 49%, respectively of LDI's revenues were billed in currencies other than the United States dollar. As LDI expands its operations, a higher percentage of revenues is expected to be billed in foreign currencies. The relative contribution of the Company's European operations will fluctuate based upon the relative value of the United States dollar versus the currencies in the countries in which the Company operates. LDI periodically evaluates the use of foreign exchange contracts to hedge foreign currency exposure and to control risks relating to foreign currency fluctuations. LDI does not use derivative financial instruments for speculative purposes. As of December 31, 1998, the Company had no open foreign currency positions.

On January 1, 1999 eleven of the existing members of the EU joined the European Monetary Union. This will lead, among many other things, to fundamental changes in the way participating EU states implement their monetary policies and manage local currency exchange rates. Ultimately, there will be a single currency within certain countries of the EU, known as the Euro and one organization, the European Central Bank, responsible for setting European monetary policy. While some believe that the change will bring a higher level of competition within Europe and a greater sense of economic stability within the region, there is no certainty that the Company's activity in this region will necessarily realize any benefits as a result of such changes. The Company has reviewed the impact the Euro will have on its business and whether this will give rise to a need for significant changes in its commercial operations or treasury management functions. While it is uncertain whether or not there will be any immediate direct benefits from the planned conversion, the Company believes it is properly prepared to accommodate any changes deemed necessary after January 1, 1999 without any significant changes to its current commercial operations, treasury management and management information systems.

NEW ACCOUNTING PRONOUNCEMENTS

The Company has adopted SFAS Statement No. 130, "Comprehensive Income: Financial Statement Presentation" which requires that all items that are required to be recognized under the accounting standards as components of comprehensive income be reported in a financial statement that is displayed as prominently as other financial statements. The adoption of Statement No. 130 has not had a material effect on the Company's financial statements.

The Company has adopted SFAS Statement No. 131, "Disclosure About Segments of an Enterprise and Related Information" which requires a company to disclose segment profit or loss and segment assets. The adoption of Statement No. 131 has not had a material effect on the Company's financial statements and disclosures.

IMPACT OF YEAR 2000

"Year 2000 Readiness" which affects many corporations, concerns the inability of information systems, primarily computer software programs, to properly recognize and process date sensitive information relating to the Year 2000 and beyond. The Company has initiated a company-wide program to identify and address issues associated with the ability of its date sensitive information, telephony and business systems, as well as certain other pertinent equipment, to properly recognize Year 2000 Readiness issues in order to avoid interruption of the operation of these systems or equipment as a result of the century change on January 1, 2000 (the "Readiness Initiative Project"). The Readiness Initiative Project is also designed to assess the impact on LDI of the readiness of third party business entities with which LDI is engaged in business or for which LDI provides services.

Inability to reach substantial Year 2000 Readiness in LDI's systems and integral third party systems could result in interruption or failure of LDI's ability to provide telecommunications services, interruption or failure of LDI's customer billing processes, operating and other information technology systems and/or failure of certain date sensitive equipment. Such interruptions or failures could result in claims by customers and/or loss of revenue due to service interruption and/or delays in LDI's ability to bill its customers in an accurate and timely manner. Additionally, increased expenses associated with litigation and/or stabilization of operations following such interruptions or failures or execution of Year 2000 contingency plans could, and most probably would result in significant revenue and cost issues.

The Readiness Initiative Project is being conducted by a management team that is coordinating all efforts. The management team is utilizing resources consisting of internal staff, external resources, third party network providers, and external business vendors. The Company intends to identify and make any necessary changes. Ongoing systems and applications upgrades are being tested and made Year 2000 ready as they are implemented. As part of the Readiness Initiative Project, the Company has been communicating directly with, or reviewing disclosures made by, incumbent LECs, carriers, switch providers, information systems vendors and other third parties that may impact LDI's readiness for the Year 2000. Such persons have represented, in these communications or disclosures, that the information systems of such persons, to the extent they would have an impact on LDI, are or will by January 1, 2000 be Year 2000 ready. In addition, the LEC clearing house which provides billing support to the Company has certified to the Company that its systems, to the extent they would have an impact on LDI, are Year 2000 ready and the Company's accounting software provider has certified to the Company that such software is Year 2000 ready.

LDI intends to have all Year 2000 Readiness conversion and testing issues for its most critical business systems used in domestic operations completed by the end of the second quarter of 1999. Inter-system testing and deployment issues are expected to be completed by mid-1999. The status of Year 2000 Readiness efforts for LDI's international operations is less advanced than for its domestic operations, however, Year 2000 conversion, testing, and deployment for international systems is expected to be completed by mid-1999.

LDI has developed several contingency plans for conducting its business operations in the event of crisis, including system outages or natural disasters. As a part of the Readiness Initiative Project, LDI is reviewing its other business contingency plans to ensure they adequately address Year 2000 Readiness issues that may also arise. LDI's operational systems, such as billing and accounting, are also being addressed in this endeavor.

LDI's Year 2000 contingency efforts cover all aspects of the Company's business objectives. The two most important criteria are the Company's ability to carry telecommunications traffic and to bill for such traffic.

LDI's telecommunications switches are configured to operate in stand-alone mode, parallel mode, and/or re-route mode. In the instance of outages, the Company's network traffic is re-routed using switch software. LDI's network switches employ self-healing architecture capable of automatic re-routing should the need arise. In the cases of natural disasters, the Company's switches operate in a fully redundant, full parallel mode. This mode allows LDI's traffic to be either re-routed or run in a parallel state. LDI believes the necessary geographic disparity between switches also provides another level of contingent security.

LDI's information technology, though different in objective, employs similar architectural standards. LDI's data network is also a self-healing, fully redundant network capable of re-routing data information to and from various LDI locations. The existence of parallel servers in disparate locations enables LDI to maintain full operational status of its information technology infrastructure.

Some of the costs associated with LDI's Readiness Initiative Project were incurred in 1997 and 1998 and the remainder will be incurred during 1999. LDI estimates the costs will be approximately $2.0 million over the life of, and adherence to, the project. LDI intends to continually reassess the estimated costs and status of its Year 2000 remediation efforts.

LDI currently anticipates the mission critical systems it controls in its domestic and international operations to be fully Year 2000 ready by January 1, 2000. However, no assurance can be given that unforeseen circumstances will not arise during the performance of the testing and deployment phases of LDI's Readiness Initiative Project that would adversely affect the Year 2000 Readiness of LDI. Furthermore, the Year 2000 Readiness of LDI's integral third party networks is not yet fully known. As a result, LDI is unable to determine the impact that any third party systems interruptions or failures would have on LDI's business, results of operations or financial condition.

INFLATION

The Company does not expect inflation to have any significant impact on its business, financial condition or results of operations.

SEASONALITY

The Company believes its business is not subject to significant seasonality based on historical trends.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This requirement is not currently applicable to LDI.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

----------------------------------------------------------------------------------------------- -------------------
Report of Independent Certified Public Accountants                                              F-1
----------------------------------------------------------------------------------------------- -------------------
Consolidated Balance Sheets as of December 31, 1997 and 1998                                    F-2
----------------------------------------------------------------------------------------------- -------------------
Consolidated Statements of Operations for the Years ended December 31, 1996, 1997 and 1998      F-3
----------------------------------------------------------------------------------------------- -------------------
Consolidated Statements of Common Shareholders' Equity (Capital Deficiency) for
the Years ended December 31, 1996, 1997 and 1998                                                F-4
----------------------------------------------------------------------------------------------- -------------------
Consolidated Statements of Cash Flows for the Years ended December 31, 1996, 1997 and 1998      F-5
----------------------------------------------------------------------------------------------- -------------------
Notes to the Consolidated Financial Statements                                                  F-7
----------------------------------------------------------------------------------------------- -------------------

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
Long Distance International Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Long Distance International Inc. and subsidiaries (the Company) as of December 31, 1997 and 1998, and the related consolidated statements of operations, common shareholders' equity (capital deficiency) and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Long Distance International Inc. and subsidiaries at December 31, 1997 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                              /s/  ERNST & YOUNG LLP

West Palm Beach, Florida
March 10, 1999

               LONG DISTANCE INTERNATIONAL INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                                           December 31,
                                                                                 ------------------------------
                                                                                      1997             1998
                                                                                 -------------    -------------
                                                            ASSETS:
        Current assets:
          Cash and cash equivalents                                              $  12,172,779    $  52,064,072
          Certificates of deposit                                                           --        2,907,895
          Restricted cash and investments                                              104,970       30,410,363
          Accounts receivable, net of allowance for doubtful accounts
             of $956,000 in 1997 and $6,330,000 in 1998                              5,981,978       24,920,284
          Other current assets                                                         458,363        5,467,328
                                                                                 -------------    -------------
        Total current assets                                                        18,718,090      115,769,942
        Restricted cash and investments                                                     --       36,600,856
        Property and equipment, net                                                  7,514,008       58,819,212
        Goodwill, net of accumulated amortization of $26,000 in 1997
          and $3,223,000 in 1998                                                       450,087      129,705,238
        Other assets                                                                 1,124,938        3,186,290
                                                                                 -------------    -------------
        Total assets                                                             $  27,807,123    $ 344,081,538
                                                                                 =============    =============

                               LIABILITIES AND COMMON SHAREHOLDERS' EQUITY (CAPITAL DEFICIENCY):
        Current liabilities:
          Accounts payable                                                       $   5,572,458    $  20,865,078
          Accrued telecommunication costs                                            3,341,975       18,366,669
          Accrued restructuring costs                                                       --        3,014,752
          Other accrued liabilities                                                  2,266,348       12,924,149
          Accrued acquisition contingency                                                   --        7,508,029
          Senior Note interest payable                                                      --        5,976,563
          Notes payable                                                                     --        4,950,000
          Current portion of capital lease obligations                                 500,113       10,760,795
          Current portion of installment loans                                          50,717        2,840,776
                                                                                 -------------    -------------
        Total current liabilities                                                   11,731,611       87,206,811
        Installment loans                                                              148,836        3,907,910
        Capital lease obligations                                                    2,450,781       12,337,528
        Senior Notes payable                                                                --      205,863,147
        Commitments
        Redeemable convertible, preferred stock, Series A, cumulative
             $.001 par value - 2,600,000 shares authorized and 2,456,556 shares issued and outstanding - liquidation value of
             $1,393,608 and $1,228,278 at December 31, 1997 and 1998,
             respectively                                                            1,364,607        1,199,278
        Redeemable convertible, preferred stock, Series B, cumulative
             $.001 par value - 5,000,000 shares authorized and 2,500,000
             shares issued and outstanding - liquidation value $25,000,000          12,350,478       14,275,864
        Redeemable warrants, 3,394,665 authorized, issued and
             outstanding at December 31, 1998                                               --       11,566,939
        Common shareholders' equity (capital deficiency):
          Common stock, $.001 par value - 100,000,000 shares authorized,
             24,754,354 and 57,703,371 shares issued and outstanding at
             December 31, 1997 and 1998, respectively                                   24,754           57,703
          Additional paid-in capital                                                16,995,486      110,540,448
          Other comprehensive loss                                                          --         (815,465)
          Accumulated deficit                                                      (17,259,430)    (102,058,625)
                                                                                 -------------    -------------
        Total common shareholders' equity (capital deficiency)                        (239,190)       7,724,061
                                                                                 -------------    -------------
        Total liabilities and common shareholders' equity (capital deficiency)   $  27,807,123    $ 344,081,538
                                                                                 =============    =============

See accompanying notes.                                                      F-2

               LONG DISTANCE INTERNATIONAL INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                         YEAR ENDED DECEMBER 31,
                                                --------------------------------------------
                                                    1996            1997            1998
                                                ------------    ------------    ------------
Revenues:
  Retail, net                                   $ 14,361,835    $ 40,115,910    $ 72,394,892
  Wholesale, net                                          --              --      10,043,579
                                                ------------    ------------    ------------
Total revenues                                    14,361,835      40,115,910      82,438,471
Costs of telecommunications services               8,361,323      22,719,511      64,316,624
                                                ------------    ------------    ------------
Gross margin                                       6,000,512      17,396,399      18,121,847

Selling, general and administrative expenses       9,886,808      28,065,918      73,483,039
Asset impairment and restructuring costs                  --              --       3,969,740
Depreciation and amortization                        121,356         440,116       8,747,629
                                                ------------    ------------    ------------
Operating loss                                    (4,007,652)    (11,109,635)    (68,078,561)
Other expense (income):
  Interest expense                                   211,713         522,641      23,810,615
  Interest income                                    (19,063)       (430,656)     (7,089,981)
  Minority interest                                 (179,259)        132,384              --
                                                ------------    ------------    ------------
                                                     (13,391)       (224,369)    (16,720,634)
                                                ------------    ------------    ------------
Net loss                                          (4,021,043)    (11,334,004)    (84,799,195)

Preferred stock dividends and preferred stock
  and warrant redemption accretion                   (73,695)       (901,876)     (5,623,915)
                                                ------------    ------------    ------------
Net loss applicable to common shareholders      $ (4,094,738)   $(12,235,880)   $(90,423,110)
                                                ============    ============    ============

Net loss per share applicable to common
  shareholders - basic and dilutive             $      (0.21)   $      (0.51)   $      (2.74)
                                                ============    ============    ============

Weighted average shares outstanding               19,836,912      23,953,434      32,999,731
                                                ============    ============    ============













See accompanying notes.                                                     F-3

              LONG DISTANCE INTERNATIONAL INC. & AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
                              (CAPITAL DEFICIENCY)



                                          COMMON STOCK        ADDITIONAL      OTHER
                                   -----------------------      PAID-IN    COMPREHENSIVE
                                       SHARES      AMOUNT       CAPITAL         LOSS
                                   ------------  ---------  -------------   -------------
Balance at January 1, 1996           17,198,332  $  17,198  $   2,132,764   $          --
  Stock subscriptions received               --         --             --              --
  Issuance of common stock,
    net of issuance costs
    of $628,800                       3,043,171      3,043      1,194,062              --
  Issuance of common stock
    on conversion of bridge loan      2,140,668      2,141      1,282,258              --
  Accrued dividend on Series
    A preferred stock                        --         --        (73,695)             --
  Net loss                                   --         --             --              --
                                   ------------  ---------  -------------   -------------
Balance at December 31, 1996         22,382,171     22,382      4,535,389              --
  Issuance of common stock
     from exercise of warrants,
     net of issuance costs
     of $45,740                       1,615,233      1,615      1,283,619              --
  Issuance of common stock
     for advertising costs              606,950        607        615,454              --
  Issuance of common stock
     to investment advisor              150,000        150         89,850              --
  Issuance of Series B warrants,
     net of issuance costs
     of $1,092,244                           --         --     11,313,050              --
  Issuance of warrants for line
     of credit                               --         --         60,000              --
  Accrued dividend on Series
    A preferred stock                        --         --        (73,695)             --
  Accretion to redemption value
     of Series B preferred stock             --         --       (828,181)             --
  Net loss                                   --         --             --              --
                                   ------------  ---------  -------------   -------------
Balance at December 31, 1997         24,754,354     24,754     16,995,486              --
  Other comprehensive loss                   --         --             --        (815,465)
  Issuance of common stock for
      acquisition of NETnet          31,073,497     31,073     92,567,948              --
  Issuance of common stock
     from exercise of warrants,
     net of issuance costs
     of $59,507                       1,597,921      1,598      1,711,786              --
  Issuance of common stock
     for acquisition of Newgate         213,602        214        854,194              --
  Accrued dividend on Series
    A preferred stock                        --         --        (73,695)             --
  Issuance of common stock
    in payment of Series A
    preferred stock dividends            63,997         64        239,026              --
  Accretion to redemption value
     of Series B preferred stock             --         --     (1,925,388)             --
  Accretion on warrants                      --         --        (38,909)             --
  Stock options issued for
     professional services                   --         --        210,000              --
  Net loss                                   --         --             --              --
                                   ------------  ---------  -------------   -------------
Balance at December 31, 1998         57,703,371  $  57,703  $ 110,540,448   $    (815,465)
                                   ============  =========  =============   =============































                                                                             TOTAL COMMON
                                                                             SHAREHOLDERS'
                                                                                EQUITY
                                     ACCUMULATED       SUBSCRIPTIONS           (CAPITAL
                                       DEFICIT           RECEIVABLE           DEFICIENCY)
                                   -------------      -------------          -------------
Balance at January 1, 1996         $  (1,904,383)     $    (280,000)    $     (34,421)
  Stock subscriptions received                --            280,000           280,000
  Issuance of common stock,
    net of issuance costs
    of $628,800                               --                 --         1,197,105
  Issuance of common stock
    on conversion of bridge loan              --                 --         1,284,399
  Accrued dividend on Series
    A preferred stock                         --                 --           (73,695)
  Net loss                            (4,021,043)                --        (4,021,043)
                                   -------------      -------------     -------------
Balance at December 31, 1996          (5,925,426)                --        (1,367,655)
  Issuance of common stock
     from exercise of warrants,
     net of issuance costs
     of $45,740                               --                 --         1,285,234
  Issuance of common stock
     for advertising costs                    --                 --           616,061
  Issuance of common stock
     to investment advisor                    --                 --            90,000
  Issuance of Series B warrants,
     net of issuance costs
     of $1,092,244                            --                 --        11,313,050
  Issuance of warrants for line
     of credit                                --                 --            60,000
  Accrued dividend on Series
    A preferred stock                         --                 --           (73,695)
  Accretion to redemption value
     of Series B preferred stock              --                 --          (828,181)
  Net loss                           (11,334,004)                --       (11,334,004)
                                   -------------      -------------     -------------
Balance at December 31, 1997         (17,259,430)                --          (239,190)
  Other comprehensive loss                    --                 --          (815,465)
  Issuance of common stock for
      acquisition of NETnet                   --                 --        92,599,021
  Issuance of common stock
     from exercise of warrants,
     net of issuance costs
     of $59,507                               --                 --         1,713,384
  Issuance of common stock
     for acquisition of Newgate               --                 --           854,408
  Accrued dividend on Series
    A preferred stock                         --                 --           (73,695)
  Issuance of common stock
    in payment of Series A
    preferred stock dividends                 --                 --           239,090
  Accretion to redemption value
     of Series B preferred stock              --                 --        (1,925,388)
  Accretion on warrants                       --                 --           (38,909)
  Stock options issued for
     professional services                    --                 --           210,000
  Net loss                           (84,799,195)                --       (84,799,195)
                                   -------------      -------------     -------------
Balance at December 31, 1998       $(102,058,625)                --     $   7,724,061
                                   =============      =============     =============

See accompanying notes.                                                      F-4

               LONG DISTANCE INTERNATIONAL INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         YEAR ENDED DECEMBER 31,
                                                                             ---------------------------------------------
                                                                                  1996            1997            1998
                                                                             -------------   -------------   -------------
OPERATING ACTIVITIES:
Net loss                                                                     $  (4,021,043)  $ (11,334,004)  $ (84,799,195)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                    121,356         440,116       8,747,629
  Minority partner's equity in losses (income) of subsidiary                      (179,259)        132,384              --
  Common stock and options issued for professional services                             --         217,467         210,000
  Provision for bad debts                                                          651,741       2,580,125       6,626,996
  Asset impairment and restructuring charges                                            --              --       3,969,740
  Loss on disposal of fixed assets                                                      --              --         755,000
  Amortization of discount on Senior Notes                                              --              --         857,886
  Changes in operating assets and liabilities, net of effects of acquisitions:
       Accounts receivable                                                      (2,491,407)     (6,118,967)    (20,409,893)
       Other current assets                                                       (215,627)       (224,745)     (1,003,173)
       Other assets                                                                (99,547)       (447,318)     (2,031,352)
       Accounts payable                                                          1,631,653       4,144,805      (1,601,861)
       Accrued telecommunication costs                                           1,060,805       1,985,173       3,656,694
       Accrued restructuring costs                                                      --              --        (403,248)
       Senior Note interest payable                                                     --              --       5,976,563
       Other accrued liabilities                                                   767,705       1,490,490       6,961,212
                                                                             -------------   -------------   -------------
Net cash used in operating activities                                           (2,773,623)     (7,134,474)    (72,487,002)
INVESTING ACTIVITIES:
Increase in restricted cash and investments                                        (28,000)        (76,970)    (66,186,249)
Purchase of certificates of deposit                                                     --              --      (2,907,895)
Acquisitions of NETnet and Newgate, net of cash acquired
  of $1,122,000                                                                         --      (1,047,605)     (2,427,161)
Purchases of property and equipment                                               (324,586)     (3,214,869)    (21,528,121)
Purchase of minority interest in subsidiaries                                           --              --      (1,587,714)
                                                                             -------------   -------------   -------------
Net cash used in investing activities                                             (352,586)     (4,339,444)    (94,637,140)

FINANCING ACTIVITIES:
Proceeds from issuance of Senior Notes and redeemable warrants, net
  of offering costs                                                                     --              --     216,533,291
Proceeds from issuance of common stock and exercise of warrants,
  net of offering costs                                                          1,472,268       1,285,234       1,713,448
Proceeds from issuance of preferred stock and warrants, net of
  offering costs                                                                    32,500      22,835,348              --
Proceeds from line of credit                                                            --       1,480,000              --
Repayment of line of credit                                                             --      (1,480,000)     (1,831,000)
Principal payments on capital lease obligations                                         --        (598,166)     (4,891,854)
Principal payments on installment loans                                                 --        (130,447)     (2,443,867)
Repayment of loans                                                                      --              --      (1,249,118)
Proceeds from contributions by minority partner                                     46,875              --              --
Proceeds from bridge financing                                                   1,284,399              --              --
                                                                             -------------   -------------   -------------
Net cash provided by financing activities                                        2,836,042      23,391,969     207,830,900
                                                                             -------------   -------------   -------------
Effect of exchange rate changes                                                         --              --        (815,465)
Increase (decrease) in cash and cash equivalents                                  (290,167)     11,918,051      39,891,293
Cash at beginning of year                                                          544,895         254,728      12,172,779
                                                                             -------------   -------------   -------------
Cash and cash equivalents at end of year                                     $     254,728   $  12,172,779   $  52,064,072
                                                                             =============   =============   =============

Continued                                                                    F-5




SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued in repayment of bridge loan                              $  1,284,399  $         --  $         --
                                                                             ============  ============  ============
Common stock issued for accrued advertising costs                            $         --  $    398,595  $         --
                                                                             ============  ============  ============
Common stock issued to investment advisor                                    $         --  $     90,000  $         --
                                                                             ============  ============  ============
Property and equipment acquired under capital leases                         $         --  $  3,549,060  $ 10,610,283
                                                                             ============  ============  ============
Property and equipment purchased under installment loans                     $         --  $    330,000  $  8,000,000
                                                                             ============  ============  ============
Accrued dividends on Series A preferred stock net of repayment
  through issuance of common stock in 1998                                   $     73,695  $     73,695  $   (165,331)
                                                                             ============  ============  ============
Accretion on Series B preferred stock and redeemable warrants                $         --  $    828,181  $  1,925,388
                                                                             ============  ============  ============
Warrants issued in connection with the line of credit                        $         --  $     60,000  $         --
                                                                             ============  ============  ============
Accrual for acquisition contingency                                          $         --  $         --  $  7,508,029
                                                                             ============  ============  ============
Common stock issued for acquisitions                                         $         --  $         --  $ 93,453,429
                                                                             ============  ============  ============
Issuance of notes payable for accounts payable                               $         --  $         --  $  4,950,000
                                                                             ============  ============  ============













































See accompanying notes.                                                      F-6

1.       ORGANIZATION AND LIQUIDITY

         Long Distance International Inc. (the "Company") was incorporated in the State of Florida in May 1993. The Company is a provider of domestic and international long distance services to residential and small and medium business customers primarily in the United States and Europe. The Company offers a full range of telecommunications services including calling card, dial-around, easy access, prepaid and postpaid calling card, fixed to mobile and toll free services.

         LIQUIDITY

         During 1998, the Company has expanded its network infrastructure and acquired additional operating subsidiaries. These events have primarily been funded with proceeds from the Senior Note Offering (see Note 7). The Company plans to obtain additional financing in 1999 to continue its expansion plans. If the Company is unable to obtain additional financing, it will likely be required to reduce the scope of its expansion and possibly abandon operations in certain markets in which it currently operates.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and it's subsidiaries:

              *   Dynamic Telecom International Inc (DTI) - 100%
              *   NETnet International AB - 100%
              *   NETnet AB, Sweden - 100%
              *   NETnet AS, Norway - 100%
              *   NETnet AG, Switzerland - 100%
              *   NETnet Italy Spa, Italy - 100%
              *   NETnet NETcenter AB, Sweden - 100%
              *   LDI Ltd - 100%
              * Long Distance International (U.K.) Ltd. (formerly Speedial International) - 100%
              *   Televersa NETnet Telekommunikationssysteme GmbH, Germany -
                  100%
              *   NETnet Telekommunikations GmbH, Austria - 85%
              *   Newgate Communications Ltd. - 100%

         All significant intercompany balances and transactions have been eliminated in consolidation.

         PROPERTY AND EQUIPMENT

         Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful life of the related assets. Property and equipment under capital leases is recorded at the present value of the future minimum lease payments and amortized over the lesser of the related lease term or useful life of the related assets.

         Included in property and equipment are indefeasible rights of use (IRU) on certain international telecommunications networks which are amortized over the lesser of the terms of the agreements or the useful life of the IRU.

         Depreciation and amortization of property and equipment is computed using the following estimated useful lives:

         Furniture and fixtures                               3 years
         Dialers and equipment                                3 - 5 years
         Switches and infrastructure                          5 years
         Computer equipment.                                  3 years
         Leasehold improvements                               2 - 15 years

         Replacements and betterments, renewals and repairs that extend the life of the asset are capitalized; other repairs and maintenance are expensed as incurred. The cost and accumulated depreciation applicable to assets sold or retired are removed from the accounts and the gain or loss on disposition is recognized in the Consolidated Statement of Operations.

         REVENUES

         The Company records revenue for the telecommunications traffic along its or other carriers networks and for connection charges related to adding new customers.

         The Company records revenues for its telecommunications traffic at the time a telephone call is completed and registered based upon minutes of traffic processed or by contracted fee arrangements. The connection fee is recognized as revenue when the customer is connected to the Company's services.

         COST OF TELECOMMUNICATION SERVICES

         Cost of services represents direct charges from vendors that the Company incurs to deliver service to its customers. These include leasing costs for the dedicated phone lines that form the Company's network, and rate-per-minute charges from other carriers that transmit international traffic on behalf of the Company. Cost of services are recorded at the time the call is completed or during the period the leases benefit.

         Cost of services also includes network cost which consist of access, transport and termination costs.

         USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and stated amounts of revenue and expense during the reporting period. Actual results could differ from these estimates.

         STOCK-BASED COMPENSATION

         The Company has adopted Statement of Financial Accounting Standards
         (SFAS) No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which defines a fair value method of accounting for issuance of stock options and other equity investments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.

         The Company accounts for stock-based compensation under APB No. 25, under which the Company's employee and director stock option plans qualify as noncompensatory plans.

         LOSS PER SHARE

         The Company computes loss per share pursuant to SFAS No. 128, EARNINGS PER SHARE. Weighted average shares outstanding do not include any contingently issuable shares. The dilutive effect of options, warrants and Series A convertible preferred stock have not been considered as their effect would be antidilutive for all periods presented (see Notes 12 and 13).

         LONG-LIVED ASSETS

         The Company accounts for long-lived assets pursuant to SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, which requires impairment losses to be recorded on long-lived assets used in operations when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management reviews long-lived assets and the related intangible assets for impairment whenever events or changes in circumstances indicate the asset may be impaired. The Company, based on current circumstances, does not believe that any long-lived assets are impaired at December 31, 1998.

         GOODWILL

         Goodwill represents the excess of the consideration paid over the fair value of assets acquired from acquisitions and is amortized on a straight-line basis over two to twenty years. The carrying value of goodwill will be reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the Company's carrying value of the goodwill will be adjusted to fair value.

         MINORITY INTEREST

         In January 1996, the Company contributed $150,000 to establish an 80% ownership interest in LDI, Ltd., a newly formed U.K. company that provides telecommunications services to U.K. customers. In January 1998, the Company purchased the outstanding minority interest for approximately $390,000. The Company generally allocated to the minority shareholder of LDI, Ltd., its share of any profits or losses. During 1997, the minority interest shareholder did not fund its share of the losses and, as a result, the Company absorbed 100% of the cumulative unfunded net losses through December 31, 1997. The Company has also funded the losses for the minority partner in Austria and absorbed 100% of the cumulative unfunded net losses through December 31, 1998.

         MARKETING AND ADVERTISING EXPENSE

         The Company expenses marketing and advertising costs as incurred. The Company incurred advertising expenses of approximately $4,400,000, $9,200,000 and $14,300,000 during the years ended December 31, 1996, 1997 and 1998, respectively. Advertising expenses consist primarily of direct mail programs and television advertising.

         STARTUP AND ORGANIZATIONAL COSTS

         Startup and organizational costs expended by the Company in establishing operations at its subsidiaries are expensed as incurred.

         STATEMENT OF CASH FLOWS

         The Company considers all highly liquid investments with an initial maturity of less than three months to be cash equivalents. Management believes the use of credit quality financial institutions minimizes the risk of loss associated with cash and cash equivalents.

         RESTRICTED CASH AND INVESTMENTS

         Restricted cash on the accompanying Consolidated Balance Sheets consist of (i) a portfolio of U.S. Treasury Notes pledged as security for payment on the first six scheduled interest payments due on the Senior Notes, (ii) certificates of deposit that are collateral for the Company's performance under a telecommunications services agreement and
         (iii) certain letters of credit pledged as security for equipment financing. Long term restricted cash consists of amounts held for scheduled interest payments on the Senior Notes subsequent to December 31, 1999.

         The U.S. Treasury Notes restricted for scheduled interest payments on the Senior Notes are classified as held to maturity and are recorded at amortized cost.

         Regulations of certain countries in which the Company operates require that a portion of cash be restricted for governmental obligations that are owed but have not yet been paid. Such amounts include value-added taxes collected and employer and employee obligations for national social benefit programs.

         CONCENTRATION OF CREDIT RISK

         In the normal course of business, the Company extends unsecured credit to its customers. Management has provided a reserve for amounts which may eventually become uncollectible.

         A majority of the Company's transmission and switching facilities are provided by several telecommunications carriers. Under the terms of the supplier agreements, the Company purchases long-distance service at fixed monthly lease rates or per-minute rates, which vary based on the time, distance and type of call. Although management believes that alternative carriers could be found in a timely manner, disruption of these services for more than a brief period of time could have a negative effect on the Company's operating results.

         The Company has an agreement with a national service bureau to coordinate billing and collection services from a majority of the Company's U.S. customers through local exchange carriers (LECs). At December 31, 1997 and 1998, approximately 60% and 30% of the Company's accounts receivable were due from LEC's respectively.

         REGULATIONS

         The Company is subject to regulation by the Federal Communications Commission and by various state public service and public utility commissions. The Company is also subject to regulations by various agencies in Europe.

         FOREIGN CURRENCY TRANSLATION

         In accordance with SFAS No. 52, assets and liabilities denominated in foreign currencies are translated into US dollars at the rate of exchange in effect at the balance sheet date, while revenue and expenses are translated at the weighted-average rates prevailing during the respective years. Components of shareholders' equity (capital deficiency) are translated at historical rates. Gains and losses resulting from translating assets and liabilities at various exchange rates are reported as a part of other comprehensive loss in the statement of shareholders' equity (capital deficiency). Net transaction gains or losses relate primarily to leased-line costs and are included as a component of cost of services on the Consolidated Statements of Operations. Transaction gains or losses included in the Consolidated Statements of Operations are not material.

         RECLASSIFICATION

         Certain amounts in prior year's financial statements have been reclassified to conform with the current year's presentation.

         RECENT PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME. This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity arising from non-owner sources. It includes net loss as well as foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. This statement is effective for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 130 did not have a material effect on the Company's consolidated financial statements.

         In June 1997, FASB issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. This statement requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate, and their major customers. This statement is effective for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 131 has no impact on the Company's Consolidated Financial Statements.

3.       ACQUISITIONS

         In October 1998, the Company entered into an acquisition agreement to exchange 100% of the outstanding stock of NETnet International AB ("NETnet") for 33,592,970 shares of the Company's Common Stock, which represents approximately 37.5% of the Company's common stock. NETnet is a provider of international long distance, domestic long distance and fixed mobile services to small and medium sized business customers. NETnet operates in Sweden, Norway, Germany, Switzerland, Austria, Italy, and France. The acquisition is being accounted for under the purchase method and accordingly NETnet's results have been included in the Company's Consolidated Financial Statements since October 1998. The exchange transaction, including acquisition costs, was valued at $101,840,000 as determined by the Company's Board of Directors. The excess of the purchase price over the fair value of the net liabilities acquired (see Note 6) was approximately $127,470,735 and is being amortized on a straight line basis over 20 years.

         The Company is currently in dispute with the seller of NETnet regarding the accuracy of the seller's representations. Accordingly, 2,519,473 shares that are contingently returnable to the Company have been classified as an accrued liability at December 31, 1998, and are not included in loss per share calculations for the year ended December 31, 1998.

         In April 1998, the Company acquired all of the outstanding common stock of Newgate Communications Limited, ("Newgate"), a U.K. company providing cellular communication services to UK customers. The acquisition is being accounted for under the purchase method and accordingly, Newgate results have been included in the Company's Consolidated Financial Statements since April 21, 1998. The purchase price was approximately $2,554,000 consisting of $1,700,000 cash and the issuance of 214,000 shares of the Company's common stock with an estimated value of $4.00 per share. The excess of purchase price over the fair value of net liabilities acquired was approximately $3,700,000 and is being amortized on a straight-line basis over three years.

         In October 1997, the Company acquired the net assets of Speedial International, a U.K. Company that previously provided prepaid long distance services to U.K. customers. The acquisition is being accounted for under the purchase method and accordingly, the results of operations of Speedial International have been included in the Company's Consolidated Financial Statements since October 1997. The purchase price was approximately $1,040,000. The excess of the purchase price over fair value of the net assets acquired was approximately $450,000 and is being amortized on a straight-line basis over 10 years.

         The following unaudited pro forma consolidated financial information shows the results of operations assuming the above purchases occurred on January 1, 1997. The unaudited pro forma results for the years ended December 31, 1997 and 1998 are not necessarily indicative of what actually would have occurred if the acquisitions had been in effect for the entire periods presented. In addition, they are not intended to be a projection of future results.

                                                   1997            1998
                                               -------------   -------------

         Revenues, net                         $  72,221,830   $ 114,105,858
         Net loss per share
           (basic and dilutive)                $       (0.80)  $       (2.21)

         Net loss applicable to
           common shareholders                 $ (44,017,267)  $(125,766,434)


         In December 1998, the Company acquired the 2.8% minority interest in NETnet Germany for cash consideration of approximately $1,200,000, with the entire amount of the purchase price being recorded as goodwill.

4.       ACCOUNTS RECEIVABLE FINANCING

         The Company accounts for its accounts receivable financing pursuant to SFAS No. 125, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES, which provides accounting and reporting standards for sales, securitizations and servicing of receivables and other financial assets. The adoption of SFAS No. 125, which was effective for all transactions occurring after December 31, 1996, did not have a material effect on the Company. The Company ceased the financing of the majority of its U.S. Receivables in August 1998.

         At December 31, 1997, the outstanding balance of such receivables for which the Company was contingently liable was approximately $3,646,000. During the years ended December 31, 1997 and 1998, the Company received proceeds of approximately $26,513,000 and $19,527,000, respectively, pursuant to these agreements and incurred approximately $425,000 and $355,000, respectively, in interest charges upon the sale of such accounts. Interest paid to the purchaser of such receivables was approximately $109,000 and $381,000 for the years ended December 31, 1997 and 1998, respectively.

5.       PROPERTY AND EQUIPMENT

         Property and equipment is as follows:

                                                                       DECEMBER 31
                                                          -------------------------------------
                                                                 1997              1998
                                                          --------------------------------------
         Furniture and fixtures                             $       167,490   $     1,450,928
         Dialers and equipment                                    1,254,931        11,440,299
         Switches and infrastructure                              4,525,775        40,608,194
         Computer equipment                                       1,964,538         7,507,663
         Leasehold improvements                                     120,374         4,088,467
                                                          --------------------------------------
                                                                  8,033,108        65,095,551
         Less accumulated depreciation                             (519,100)       (6,276,339)
                                                          --------------------------------------
         Property and equipment, net                        $     7,514,008   $    58,819,212
                                                          ======================================

         Depreciation expense was $111,335, $409,645 and $5,602,552 during the years ended December 31, 1996, 1997 and 1998, respectively.

         Included in machinery and equipment is approximately $101,000 for equipment under a five-year capital lease agreement with a major shareholder. The lease payments were prepaid at the inception of the lease in September 1995 by the issuance of common stock with an estimated fair value of $101,000. At the end of the lease term, the Company may purchase the equipment for a nominal amount.

         Included in property and equipment at December 31, 1997 and 1998, is equipment under capital leases and installment loans of $5,164,000 and $26,488,000, net of accumulated amortizations of $58,000 and $2,868,000, respectively.

6.       NOTES PAYABLE

         In January 1999, the Company entered into an agreement to repay a portion of accounts payable owed to a carrier by NETnet and assumed by the Company through its acquisition (see Note 3). The principal amount is approximately $4.1 million. Interest on the balance accrues monthly at 12 1/2% on a compounded basis. Interest began accruing in September 1998, but monthly interest payments are not required until January 1999. The entire principal balance is due in September 1999.

         In November 1998, the Company entered into a repayment agreement to repay a portion of accounts payable owed to a carrier by NETnet and assumed by the Company through its acquisition. The principal amount is approximately $800,000 and will be repaid in nine equal installments beginning in November 1998. The unpaid balance will be subject to an interest rate of 1.5% per month.

7.       INSTALLMENT LOANS, LONG-TERM DEBT AND SENIOR NOTES PAYABLE

         In October 1997, the Company entered into an installment purchase agreement for an IRU on a sub-marine telecommunications cable for which it will pay an aggregate of $5 million plus 12% per annum through 2001. In January 1998, the Company entered into an installment purchase agreement for an IRU on a land-based telecommunications cable for which it will pay an aggregate of $750,000 plus 12% per annum through 2001. In May 1998, the Company entered into an installment purchase agreement for an IRU on a land-based telecommunications cable for which it will pay an aggregate of $2.25 million plus 12% per annum through 2001. These IRU payment obligations have been included in installment loans. Future annual principal payments on installment loans are as follows:

         Year ended December 31:

            1999                                           $    2,850,120
            2000                                                2,438,584
            2001                                                1,372,583
            2002                                                   46,434
            2003                                                   32,378
            Thereafter                                              8,587
                                                        --------------------
         Total                                                  6,748,686
         Current maturities                                    (2,840,776)
                                                        --------------------
         Long term maturities                              $    3,907,910
                                                        ====================

         Interest paid on installment loans during the year ended December 31, 1998 was approximately $458,000.

         On April 13, 1998, the Company completed an offering of 12 1/4% Senior Notes with detachable common stock purchase warrants (see Note 12) for $225,000,000. The Senior Notes are unsecured and were recorded at approximately $204,000,000, net of a discount and offering costs of approximately $21,000,000. The Senior Notes are redeemable at the Company's option beginning April 13, 2003 at the redemption amount, as defined, plus accrued and unpaid interest.

         The terms of the senior note agreement restrict, among other things, the Company's ability to declare or pay any distribution on its capital stock, enter into new commitments or borrowings over specified amounts and dispose of assets outside the ordinary course of business. In addition, upon a change in control, as defined, the Company must mandatorily redeem the Senior Notes at 101% of the stated principal amount, plus accrued and unpaid interest. The Senior Notes mature on April 15, 2008.

         Approximately $75,500,000 of the net proceeds of the senior note offering were placed in an interest bearing escrow account to fund the semiannual interest payments through April 15, 2001. At December 31, 1998, restricted cash on the accompanying balance sheet includes approximately $64,200,000 designated to fund these interest obligations. Cash paid for interest on the Senior Notes was approximately $13,935,000 in 1998. On January 31, 1997, the Company entered into an agreement (the "Agreement") with an unrelated party under which the Company was provided access to a $1,800,000 line of credit (the "Line") with a bank. The Line matured in January 1999 and was not renewed. Pursuant to the agreement, the Company paid interest monthly to the bank at 8.25% per annum and paid a fee monthly to the unrelated party at a rate equal to 2% per annum. Under the Agreement, in 1997 the Company issued to the unrelated party warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.75 per share. The warrants expire January 31, 2003. There were no amounts outstanding under the Line at December 31, 1997 and 1998. Interest paid on amounts outstanding on the Line during the years ended December 31, 1997 and 1998 was approximately $8,000 and $0, respectively.

         LEASES

         The Company leases its premises under noncancelable operating leases expiring at various dates through 2023. Rental expense was approximately $167,000, $391,000 and $2,047,000 for the years ended December 31, 1996, 1997 and 1998, respectively. In addition, the Company leases certain computer and telecommunications equipment under noncancelable capital leases. Interest paid on capital leases during the year ended December 31, 1998 was approximately $1,558,000.

         As of December 31, 1998, the scheduled future minimum lease payments required under capital and operating leases that have initial or remaining noncancelable lease terms in excess of one year are as follows:

                                                             CAPITAL LEASES      OPERATING LEASES
                                                          --------------------  ------------------
          Year ended December 31:
             1999                                           $     12,950,031       $     2,341,542
             2000                                                  5,580,473             1,986,882
             2001                                                  3,946,702             1,767,852
             2002                                                  3,687,198             1,270,292
             2003                                                  1,047,789             1,137,305
          Thereafter                                                      --            10,196,240
                                                            -------------------  -----------------
          Total minimum lease payments                            27,212,193       $    18,700,113
                                                                                 =================
          Less amounts representing interest (12% to 20%)         (4,113,870)
                                                            -------------------
          Present value of obligations under capital leases       23,098,323
          Less current maturities                                (10,760,795)
                                                            -------------------
          Long-term obligations under capital leases        $     12,337,528
                                                            ===================

9.       ACCRUED LIABILITIES

         Accrued liabilities consisted of the following:

                                                                        DECEMBER 31
                                                            ------------------------------------
                                                                  1997              1998
                                                            ------------------------------------
         Payroll, commission and benefits                   $      182,835   $     2,507,603
         Local exchange carrier chargeback reserve               1,438,721           867,952
         Professional and consulting fees                          332,049         1,258,517
         Equipment purchases                                            --         3,438,532
         Other                                                     312,743         4,851,545
                                                            ------------------------------------
         Total other accrued liabilities                    $    2,266,348   $    12,924,149
                                                            ====================================

10.      COMMITMENTS

         At December 31, 1997 and 1998, the Company is contingently liable under certain letters of credit provided to telecommunications carriers to ensure payment of telecommunications costs incurred by the Company.

         The Company has entered into an agreement to purchase future IRU's totaling $16,000,000. Included in other non-current assets at December 31, 1998 is a $1,600,000 deposit pursuant to this agreement.

11.      INCOME TAXES

         The Company accounts for income taxes under SFAS No. 109, ACCOUNTING FOR INCOME TAXES. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

         The United States and foreign components of loss from continuing operations before income taxes are as follows:


                                              1996              1997               1998
                                       ---------------------------------------------------------
         United States                   $    (3,304,008) $     (7,589,057)  $    (50,803,096)
         Foreign                                (717,035)       (3,744,947)       (33,996,099)
                                       ---------------------------------------------------------
                                         $    (4,021,043) $    (11,334,004)  $    (84,799,195)
                                       =========================================================

         Significant components of the Company's net deferred income taxes are as follows:

                                                                      DECEMBER 31
                                                         --------------------------------------
                                                                1997              1998
                                                         --------------------------------------
          Deferred tax assets:
             Allowance for doubtful accounts             $      480,000   $     2,139,000
             Accrued expenses                                    45,000         1,119,000
             Net operating loss carryforwards                 5,800,000        31,923,000
                                                         --------------------------------------
                                                              6,325,000        35,181,000
          Valuation allowance                                (6,245,000)      (34,384,000)
                                                         --------------------------------------
          Total deferred tax assets                              80,000           797,000
          Deferred tax liabilities:
             Property and equipment                             (80,000)         (797,000)
          Total deferred tax liabilities                        (80,000)         (797,000)
                                                         ======================================
          Total net deferred tax                         $           --    $           --
                                                         ======================================

         SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management has determined that a valuation allowance of $6,245,000 and $34,384,000 at December 31, 1997 and 1998,
         respectively, is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the years ended December 31, 1997 and 1998 was $4,306,000 and $28,139,000 respectively.

         The Company has incurred net operating losses since inception. At December 31, 1998, the Company had approximately $65,228,000 and $24,307,000 in operating loss carryforwards for U.S. and foreign income tax purposes, respectively, that expire in various amounts from 2009 through 2018 for U.S. income and carry forward indefinitely for foreign income tax purposes. The Company may have had a change of ownership as defined by the Internal Revenue Code Section 382. As a result, a substantial annual limitation may be imposed upon the future utilization of its U.S. net operating loss carryforwards. At this point in time, the Company has not completed a change in ownership study and the exact amounts of any such limitations are not known.

         The federal statutory tax rate reconciled to the effective rate is as follows:

                                                                    YEAR ENDED DECEMBER 31
                                                     ------------------------------------------------------
                                                            1996             1997              1998
                                                     ------------------------------------------------------
         Federal statutory rate (benefit)                 (34.00)%          (34.00)%         (34.00)%
         State tax rate, net of federal benefit            (3.63)            (3.63)           (3.63)
         Nondeductible items                                0.92              0.65             1.75
         Change in valuation allowance                     36.51             37.99            33.43
         Other                                              0.20             (1.01)            2.45
                                                     ------------------------------------------------------
                                                            0.00%             0.00%            0.00%
                                                     ======================================================

12.      EMPLOYEE BENEFITS

         STOCK OPTIONS

         During 1994, the Board of Directors approved the 1994 Employee Stock Option Plan (the "1994 Plan") covering substantially all full time employees of the Company. The 1994 Plan is administered by the Board of Directors who have authority to grant up to 5,000,000 awards of any combination of incentive stock options (ISO), non-qualified stock options (NSO), stock appreciation rights (SAR) or stock depreciation rights. The term of the options (limited to 10 years), vesting schedule and exercise price are at the discretion of the Board of Directors. At December 31, 1998, there were 4,542,500 shares awarded under the 1994 Plan.

         In July 1997, the Board of Directors approved the 1997 Stock Incentive Plan (the "1997 Plan") covering the Company's executive officers, as defined. The 1997 Plan is administered by the Board of Directors who have the authority to grant up to 4,000,000 awards of any combination of ISO's, NSO's, SAR's or restricted stock. The term of the options, vesting schedule and exercise price are at the discretion of the Board of Directors. At December 31, 1998, there were 2,150,000 shares awarded under the 1997 Plan.

         The Company has granted options to certain employees and employee-directors which are issuable at the discretion of the Company's Board of Directors and generally vest ratably over a two or four year period. Remaining option terms range from one to five years. As determined by the Company's Board of Directors, the exercise price of all options exceeded the fair market value of the underlying common stock at the grant date. Therefore, no compensation expense was recognized.

         Pro forma information regarding net loss is required by SFAS No. 123 and has been determined as if the Company has accounted for its employee stock options under the fair value method of that statement. The fair value of outstanding options was estimated at the date of grant using the minimum value method with the following assumptions: risk-free interest rate of 6.5% and 5.5% for 1997 and 1998, respectively; no expected dividends; and weighted average expected life of the options from three to five years.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The effect of applying the fair value method prescribed by SFAS No. 123 to the Company's options results in pro forma net loss applicable to common shareholders of $13,051,000 and $85,210,000 for the years ended December 31, 1997 and 1998, respectively. The pro forma effect for the year ended December 31, 1996 was not material.

         No options were exercised during the years ended December 31, 1996, 1997 and 1998. A summary of the Company's stock option activity and related information is as follows:

                                                                         YEAR ENDED DECEMBER 31
                                                         --------------------------------------------------
                                                               1996            1997            1998
                                                         --------------------------------------------------
         Options outstanding at January 1                        646,500       1,229,500       3,935,000
            Issued                                               583,000       2,705,500       3,217,500
            Forfeited                                                 --              --        (460,000)
                                                         --------------------------------------------------
         Options outstanding at December 31                    1,229,500       3,935,000       6,692,500
                                                         ==================================================
         Exercisable at December 31                              762,800       3,024,000       3,708,256
                                                         ==================================================
         OPTIONS WITH EXERCISE PRICES EQUAL TO OR
             LESS THAN $1.25 PER SHARE:
             Number of options at December 31                  1,229,500       3,762,000       3,567,000
                                                         ==================================================
            Weighted average contractual life
             remaining (in years)                                    6.0             6.2             5.2
                                                         ==================================================
            Range in exercise prices                         $0.05-$0.60     $0.05-$1.25     $0.05-$1.25
                                                         ==================================================
            Weighted average exercise price of
             currently exercisable options                   $      0.20     $      0.94       $    0.93
                                                         ==================================================
            Weighted average exercise price of
             outstanding options                             $      0.34     $      0.93       $    0.94
                                                         ==================================================
         OPTIONS WITH EXERCISE PRICES GREATER
             THAN $1.25 PER SHARE:
             Number of options at December 31                         --         173,000       3,125,500
                                                         ==================================================
         Weighted average contractual life
             remaining (in years)                                     --             8.4             8.4
                                                         ==================================================
         Range in exercise prices                             $       --     $2.00-$2.10     $2.10-$4.25
                                                         ==================================================
         Weighted average exercise price of
            currently exercisable options                     $       --     $      2.10     $      2.35
                                                         ==================================================
         Weighted average exercise price of
            outstanding options                               $       --     $      2.06     $      3.61
                                                         ==================================================

         EMPLOYEE SAVINGS PLAN

         On January 1, 1997, the Company adopted a 401(k) savings plan (the "Plan") pursuant to which all employees that have completed six months of active service or were employed on the date of adoption are eligible. The Plan provides for matching contributions from the Company at the discretion of the Company's Board of Directors. No matching contributions were made during the years ended December 31, 1997 and 1998.

         The Company's recently acquired subsidiary maintains defined contribution plans for certain employees based on the subsidiary in which the employee is employed. For each plan, the Company contributes to an independent insurance company or other qualified financial institution an amount equal to either a percentage of the employee's salary or a fixed amount, as specified by each plan. These contributions are in the employee's name, and the employee is entitled to receive the contributed principal and any earnings the principal has earned. The participants all become 100% vested upon entering the plan. Certain plans also allow the participants to contribute to the plan.

         The Company records expense for these costs when incurred. The Company incurred approximately $0, $0 and $150,000 for the years ended 1996, 1997 and 1998, respectively.

         The Company is also required to pay into the local government social security system in each country in which the Company has employees. The Company records expense for these social security obligations when incurred.

13.      CAPITAL STOCK

         SERIES A PREFERRED STOCK

         The Company has outstanding 2,456,556 shares of its Series A Cumulative Convertible Preferred Stock (Series A Preferred). Cumulative dividends accrue at a fixed annual rate of $0.03 per share and are payable at December 31, 1998, and at each December 31 thereafter. Shares of Series A Preferred are convertible into shares of common stock at any time at a conversion price equal to $0.50 per share subject to adjustment, and holders of such shares are entitled to the number of votes equal to the number of shares of common stock into which such shares are convertible. In the event of any liquidation, dissolution or winding up of the Company, the holders of the Series A preferred shall be entitled to receive an amount equal to $0.50 per share plus all cumulative accrued and unpaid dividends. In addition, if a change in control of the Company occurs, as defined, the holders of the outstanding Series A Preferred can require the Company to redeem the shares for $0.50 per share plus all cumulative accrued and unpaid dividends. The terms of the Series A Preferred restrict the Company's ability to pay dividends on common stock and grant the holders of Series A preferred participation in dividends declared on common shares in excess of certain defined levels.

         Dividends on Series A Preferred Stock were cumulative through December 31, 1998 at which time the Company had the option of paying the dividends in cash or shares of the Company's common stock. Subsequent to December 31, 1998, accrued dividends will be currently payable. On December 8, 1998, the Board of Directors authorized the payment of accrued and unpaid dividends as of December 31, 1998 to shareholders of record on that date. Accordingly, on December 31, 1998 the Company issued 63,997 shares of common stock in payment of the dividends. The shares issued were included in the Company's computation of weighted average common shares outstanding and had an immaterial effect on loss per share.

         SERIES B PREFERRED STOCK

         On July 28, 1997, the Company executed an agreement with a group of investors under common control (the "Investor Group") wherein the Investor Group agreed to provide a maximum of $25,000,000 for up to 2,500,000 shares of Series B Preferred Stock, par value $0.001 per share (Series B Preferred) plus detachable stock warrants (Series B Warrants) to purchase up to 10,321,215 shares of the Company's common stock at an exercise price of $0.001 per warrant.

         On July 28, 1997, the Investor Group purchased 2,400,000 shares of Series B Preferred and 9,908,367 Series B Warrants for $24,000,000. In addition, the Company sold 7,000 shares of Series B Preferred and 28,898 Series B Warrants to certain employees and investment bankers involved in the transaction for $70,000.

         In August, 1997, the Investor Group purchased 75,000 shares of Series B Preferred and 309,636 Series B Warrants for $750,000. In addition, the Company sold 18,000 shares of Series B Preferred and 74,313 Series B Warrants to an investment banker involved in the transaction for $180,000. Total proceeds to the Company were $22,832,847, net of offering costs. A portion of the net proceeds were used to pay the $330,000 outstanding balance under the Line (see Note 7).

         Dividends on the Series B Preferred are payable at a fixed annual rate of $1.20 per share if and when declared by the Board of Directors. The holders of the Series B Preferred have the right to elect two members to the Board of Directors. The Series B Preferred and its accrued and unpaid dividends are redeemable at the option of the Company any time or at the option of the holder at anytime after the seventh anniversary of their issuance. In the event of any liquidation, dissolution or winding up of the Company, the holders of outstanding Series B Preferred shall be entitled to receive an amount equal to $10 per share plus all declared and unpaid dividends.

         On March 20, 1998, the Company agreed to issue to the holders of Series B Preferred Stock (Series B Holders) warrants to purchase an additional 1,010,101 shares of Common Stock. These warrants are issuable in consideration of the Series B Holders' consent to amend the terms of the Series B Preferred Stock to, among other things, eliminate the provisions of the Series B Preferred Stock that provided for potential redemption at $15 per share. The warrants provide for the purchase of shares of the Company's common stock at an exercise price of $0.001 per share. The warrants have no expiration date. The warrants were accounted for as a dividend to the Series B Holders based upon the estimated fair value of $3.55 per warrant as determined by the Company's Board of Directors. For the year ended December 31, 1997, the accretion to redemption value was recorded assuming a redemption value of $10 per share.

         As determined by the Company's Board of Directors, the Series B Preferred was recorded at $11,522,298 which represents the estimated fair value at the date of issuance, net of issuance costs of $1,092,244, and the Series B Warrants were recorded at $11,313,049, which represents the estimated fair value at the date of issuance, net of issuance costs of $1,072,409. The Series B Preferred will accrete up to the ultimate redemption value through periodic charges to retained earnings, or in the case of an accumulated deficit, additional paid-in capital. For the year ended December 31, 1997, the Company recorded accretion of $828,181.

         The terms of the Series A Preferred and Series B Preferred restrict, among other things, the Company's ability to authorize or issue equity securities, enter into new commitments or borrowings over specified amounts or make certain expenditures over specified amounts not provided for in the Company's financial operating budget.

         COMMON STOCK

         During the year ended December 31, 1997, the Company issued 1,615,233 shares of its common stock from the exercise of warrants. Proceeds were approximately $1,285,234, net of issuance costs of approximately $45,740.

         During 1996, the Company entered into an agreement with its primary advertising printer whereby the printer may receive shares of the Company's common stock in payment for printing services. The agreement provided the option to receive cash or common stock for each invoice, limited to 20% of the amount of each invoice. Included in accrued expenses at December 31, 1996 was approximately $399,000 payable to the printer for which the printer elected to receive common stock in lieu of cash. During the year ended December 31, 1997, the Company issued 305,264 shares of common stock in settlement of amounts accrued at December 31, 1996. During the year ended December 31, 1997, invoice amounts for printing services incurred in 1997 totaling $217,000 were settled with the issuance of 301,686 shares of common stock. The agreement expired in 1997.

         During 1996, the Company entered into an agreement with an investment advisor whereby the advisor would receive shares of the Company's common stock in payment for consulting services. Included in accrued expenses at December 31, 1996 was $90,000 payable to the advisor. In January 1997, the Company issued 150,000 shares of common stock in settlement of the amounts accrued at December 31, 1996.

         During the year ended December 31, 1998, the Company issued 31,073,497 shares of its common stock, in connection with the acquisition of NETnet and 213,602 shares in connection with the acquisition of Newgate (see Note 3). In addition, the Company issued 1,597,921 shares related to the exercise of warrants and 63,997 shares related to the payment of Series A preferred stock dividends. The proceeds from the exercise of warrants was approximately $1,713,384.

         WARRANTS

         During 1995, a representative of a major shareholder was appointed to the Company's Board of Directors and the Company issued warrants to the shareholder to purchase up to 2,000,000 shares of common stock at exercise prices ranging from $0.60 to $1.00. The warrants expire at various dates through March 1998. On March 31, 1997, warrants were exercised by the holder to purchase 650,000 shares of common stock for proceeds of $487,500. On March 4, 1998, warrants were exercised by the holder to purchase 650,000 shares of common stock for proceeds of $650,000.

         During 1996, the Company issued common stock with detachable warrants to purchase up to 2,591,919 shares of common stock at exercise prices ranging from $0.75 to $1.25. The warrants expired at various dates through December 1998. Using the minimum value options pricing model, the Company determined that the fair value of the warrants was not material.

         In connection with the issuance of the Series B Preferred, described above, the Company issued 10,321,215 Series B Warrants.

         In January 1997, and in connection with the issuance of the Line (see
         Note 7), the Company issued warrants to purchase up to 1,000,000 shares of common stock at an exercise price of $0.75 per share. The Company determined that the fair value of the warrants was $60,000. Accordingly, the Company recorded the value as deferred financing costs and is amortizing the amount to interest expense over the term of the Line.

         In July 1997, and in connection with the issuance of the Series B Preferred and associated warrants described above, the Company issued warrants to purchase up to 500,000 shares of common stock at an exercise price of $2.00 per warrant. The warrants were issued to an investment advisor for assistance with this transaction. The Company determined that the fair value of the warrants was not material.

         In connection with the offering of Senior Notes (see Note 7), the Company issued redeemable warrants to purchase 3,394,665 shares of common stock at an exercise price of $0.01 per share. The warrants were recorded at their fair value of approximately $11,528,000, net of issuance costs of $487,000 and are being accreted to their redemption through April 2008. The warrants are exercisable at any time beginning April 13, 1999 and for a period of ten years. Upon the sale of assets or merger of the Company, as defined, for consideration other than exchange traded securities or cash, the Company will be obligated to redeem the warrants.

         A summary of the Company's warrants is as follows:

                                                                               YEAR ENDED DECEMBER 31
                                                                 ----------------------------------------------------
                                                                       1996             1997             1998
                                                                 ----------------------------------------------------
                   Warrants outstanding at January 1                    2,000,000        4,585,785       14,472,098
                      Issued                                            3,285,785       12,078,143        5,027,865
                      Exercised                                                --       (1,605,248)      (1,587,599)
                      Forfeited                                          (700,000)        (586,582)        (200,364)
                                                                 ----------------------------------------------------
                   Warrants outstanding and exercisable at
                      December 31                                       4,585,785       14,472,098       17,712,000
                                                                 ====================================================
                   Range in exercise prices                      $0.60-$1.25      $0.001-$1.25     $0.001-$1.25
                                                                 ====================================================


         As of December 31, 1998, common shares reserved for issuance are as follows:

         Series A Preferred                                  2,456,556
         Series B Preferred                                  2,500,000
         Employee stock options                              6,692,500
         Warrants                                           17,712,000
                                                     -------------------
         Total                                              29,361,056
                                                      ==================

         The warrants issued by the Company contain customary anti-dilution adjustments for issuances of stock, stock splits, combinations and certain other events.

14.      RELATED PARTY TRANSACTIONS

         The Company provides telecommunication services to certain major shareholders. In the opinion of management, rates charged to these shareholders are comparable to rates charged to similar commercial customers. During the years ended December 31, 1997 and 1998, revenue from these shareholders was approximately $524,000 and $700,000, respectively. During 1997, the Company issued shares of common stock to their primary advertising printer (see Note 12). During 1997 and 1998, the Company paid $324,000 and $1,384,000, respectively, to a network consulting company. In January 1998, the owner of the consulting company became a member of the Company's Board of Directors.

15.      SEGMENT ANALYSIS

         The Company operates in one industry segment, the telecommunications services industry, which includes international and domestic telephony as well as fixed-line to mobile services. The Company's operating segments are based on the geographical areas in which the Company provides services.

         Revenue is based on the location of the entity providing services. Operating loss represents net revenues less operating costs and expenses, and does not include interest expense/income and other expense/income. Identifiable assets by geographic area are those tangible and intangible assets used in the Company's operation of each geographic area. The unallocated portion represents corporate overhead expenses not specifically identifiable to a segment, and the IRU's, which are used concurrently by the United States and European segments.

                                                                      YEAR ENDED DECEMBER 31
                                                     ----------------------------------------------------------
                                                            1996               1997               1998
                                                     ----------------------------------------------------------
        REVENUE:
           United States
               Retail                                $      14,020,394  $      34,459,013  $      41,822,296
               Wholesale                                            --                 --            456,715
           Europe
               Retail                                          341,441          5,656,897         30,572,596
               Wholesale                                            --                 --          9,586,864
                                                     ----------------------------------------------------------
        CONSOLIDATED REVENUE                         $      14,361,835  $      40,115,910  $      82,438,471
                                                     ==========================================================
        OPERATING LOSS:
           United States                             $      (2,807,894) $      (6,616,952) $     (34,534,398)
           Europe                                             (896,294)        (3,599,522)       (32,955,830)
           Unallocated                                        (303,464)          (893,161)          (588,333)
                                                     ----------------------------------------------------------
        TOTAL OPERATING LOSS                         $      (4,007,652) $     (11,109,635) $     (68,078,561)
                                                     ==========================================================
        DEPRECIATION AND AMORTIZATION:
           United States                             $         103,294  $         244,328  $       1,809,576
           Europe                                               18,062            195,788          6,349,720
           Unallocated                                              --                 --            588,333
                                                     ----------------------------------------------------------
        TOTAL DEPRECIATION AND AMORTIZATION          $         121,356  $         440,116  $       8,747,629
                                                     ==========================================================
        ASSETS:
           United States                             $       3,344,835  $      20,988,691 $     146,117,177
           Europe                                              505,717          5,832,279       190,222,694
           Unallocated                                          43,158            986,153         7,741,667
                                                     ----------------------------------------------------------
        TOTAL ASSETS                                 $       3,893,710  $      27,807,123 $     344,081,538
                                                     ==========================================================
        CAPITAL EXPENDITURES:
           United States                             $         131,289  $       3,381,215 $      17,656,376
           Europe                                              193,297          3,382,714        14,482,028
           Unallocated                                              --            330,000         8,000,000
                                                     ----------------------------------------------------------
        TOTAL CAPITAL EXPENDITURES                   $         324,586  $       7,093,929 $      40,138,404
                                                     ==========================================================
        LONG-LIVED ASSETS:
           United States                             $         704,830  $       3,612,872 $      21,404,258
           Europe                                              179,798          4,490,008       162,564,815
           Unallocated                                          43,158            986,153         7,741,667
                                                     ----------------------------------------------------------
        TOTAL LONG-LIVED ASSETS                      $         927,786  $       9,089,033 $     191,710,740
                                                     ==========================================================

16.      FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts of cash, restricted cash, accounts receivable, accounts payable and accrued expenses on the accompanying consolidated balance sheets approximate fair value due to the short maturity of these items.

         Installment loans bear interest at Libor plus 3.0% and Libor plus 5.5%. The carrying amounts reported in the accompanying December 31, 1998 consolidated balance sheet approximate fair value because the interest rates are tied to a quoted variable rate.

         Series A Preferred provides for cumulative dividends at a rate of 3% per annum. Series B Preferred does not provide for cumulative dividends. The carrying value of the Series A and Series B Preferred approximates its fair value since it is carried at original fair value plus accretion.

         The senior notes were issued in April 1998. The fair value of of the senior notes at December 31, 1998 approximate their carrying value based on nominal changes in the market rate of interest since their issuance.

17.      ASSET IMPAIRMENT AND RESTRUCTURING COSTS

         In December 1998, the Company began implementing a worldwide plan to reduce selling, general and administrative costs and increase efficiencies. In connection with this program, the Company recorded charges of approximately $4.0 million in the fourth quarter of 1998. The cash outlay related to these charges is estimated to be $3,250,000. Primarily all activities and future cash outlays are expected to be completed by the second quarter of 1999.

         Primary charges are summarized as follows:

              THE ELIMINATION OF JOB RESPONSIBILITIES WORLDWIDE. Employees were terminated in almost all countries in which the Company operates and almost all departments of the Company including sales, marketing, finance and other administrative areas. Related charges include severance and other wage related expenses. A total of 88 employees were terminated as a result of this plan.

              EQUIPMENT WRITE-OFFS. In conjunction with the Company's decision to exit a line of business, the Company had equipment for which there was no alternative use. These charges relate to the impairment write-off of the net book value of the equipment because of little opportunity for resale.

              TERMINATION OF AGENCY CONTRACTS. In conjunction with the Company's decision to exit certain markets, it terminated certain contracts with third party agents. The Company has included provisions for penalties and other costs for early termination of these relationships.

              CLOSURE OF FACILITIES AND RELATED COSTS. The Company made decisions to terminate operations in certain markets and reduce excess facilities space. Included in the restructuring charge are costs for lease termination penalties or future lease payments on noncancelable leases associated with these facilities.

         Details of the asset impairment and restructuring charges are as follows:

         Involuntary employee terminations                      $    2,451,000
         Equipment writeoffs                                           551,000
         Termination of agency agreements                              512,000
         Closure of facilities and related costs                       237,000
         Other costs                                                   218,000
                                                            ------------------
         Total charges                                          $    3,969,000
                                                            ==================

18.      SUBSEQUENT EVENTS

         In January 1999, the Company entered into a two year employment agreement with its Chief Executive Officer. The employment agreement provides for annual base salary of $280,000. Additionally, pursuant to the employment agreement, the Chief Executive Officer was awarded stock options to purchase 3,000,000 shares of common stock at an exercise price of $3.55 per share.

         In January 1999, the Company entered into a three year employment agreement with its Executive Vice President of Operations. The employment agreement provides for an annual base salary of $160,000.

         Additionally, pursuant to the employment agreement, the Executive Vice President was awarded stock options to purchase 275,000 shares of common stock at an exercise price of $4.00 per share.

         The Board of Directors has authorized the Company to pursue additional financing of $40 million, which may involve the issuance of mezzanine equity.

19.      UNAUDITED QUARTERLY FINANCIAL INFORMATION

         (Dollars in 000's except per share data)

                                                 MARCH 31          JUNE 30        SEPTEMBER 30        DECEMBER 31
                                                   1998              1998            1998                1998
                                            ------------------------------------------------------------------------
         Revenues                                 $ 15,244          $ 15,416        $ 17,525           $ 34,254
         Gross Margin                                4,839             4,150           3,765              5,368
         Operating loss                             (7,354)          (10,901)        (14,243)           (35,581)
         Net loss applicable to common             (11,608)          (16,413)        (19,250)           (43,152)
             shareholders
         Net Loss per share applicable
             to common shareholders
             (basic and dilutive)                $  (0.47)        $   (0.64)        $ (0.73)         $   (0.79)


                                                 MARCH 31          JUNE 30          SEPTEMBER 30      DECEMBER 31
                                                   1997              1997               1997             1997
                                            ------------------------------------------------------------------------
         Revenues                                  $ 8,770           $ 9,959           $ 8,905         $ 12,482
         Gross Margin                                4,145             4,993             3,848            4,410
         Operating loss                             (1,393)           (1,287)           (1,507)          (6,923)
         Net loss applicable to common              (1,510)           (1,484)           (1,813)          (7,429)
             shareholders
         Net loss per share applicable
             to common shareholders
             (basic and dilutive)                  $ (0.06)          $ (0.06)          $ (0.08)        $  (0.30)

Financial Statements Schedules

II - Valuation and qualifying accounts for each of the three years in the period ended December 31, 1998.

All other schedules are omitted because they are not applicable.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS AND OTHER SENIOR MANAGEMENT

The following table sets forth certain information with respect to the directors, executive officers and other senior management of LDI.

NAME                                AGE     POSITION
----                                ---     --------
Clifford Friedland                  47      Chairman of the Board
David Glassman                      47      Vice Chairman of the Board
David Hess                          37      Chief Executive Officer
James Rose                          43      Chief Operating Officer and Executive Vice President of Operations
Elizabeth Tuttle                    42      Chief Financial Officer
Ian Adam                            52      European Managing Director
Robert Van Dyke                     52      Senior Vice President of Network Engineering and Operations
Albert Clark                        57      Senior Vice President of Information Technologies
Mats Herdenfeldt                    52      Senior Vice President
Barry Brooks                        42      Non-Voting Director
Lawrence Mestel                     36      Director
Olaf N. Krohg                       36      Director
Jan Carlzon                         57      Director
Per L. Saxegaard                    40      Director

Directors of LDI each serve for a term of one year or until their successors are elected. Holders of the Series B Preferred Stock are entitled to elect two directors and have elected Mr. Krohg as one of such directors. Seruus Capital Partners LLC ("Seruus"), a consultant to the Company, and First Equity Capital Securities, Inc. ("FECS"), placement agent for the Company's 1996 private placement, each have the right to require the Company to use its best efforts to cause a nominee of Seruus or FECS, as the case may be, to be elected as a non-voting director upon its request. To date, neither Seruus nor FECS has made such a request.

CLIFFORD FRIEDLAND co-founded LDI in May 1993, has been Chairman of the Board of LDI since its inception, acted as Co-Chief Executive Officer of LDI from its inception until December 1998, and acted as its European Managing Director from March 1998 to May 1998. Prior to forming the Company, Mr. Friedland co-founded Action Pay-Per-View ("Action PPV"), a 24 hour a day national cable television programmer that transmitted programming via satellite to over 5 million homes in the United States. Mr. Friedland served as a Director of Action PPV from 1989 to 1993. Mr. Friedland also co-founded Long Distance America ("LDA"), a long distance telecommunications reseller, in 1984 and served as its Chairman and a Director until 1989. Mr. Friedland also co-founded United Satellite Communications, Inc. ("United Satellite"), a direct to home satellite service (i.e., DBS or direct broadcast satellite), and served as a Vice President and Director of United Satellite from 1980 to 1984. In 1981, Mr. Friedland also co-founded United States Satellite Systems, Inc. ("US Satellite"), a Ku-band satellite system company. Mr. Friedland also co-founded POP Network Inc. ("POP Network"), a satellite delivered music video channel, and served as its Chairman from 1978 to 1980.

DAVID GLASSMAN co-founded LDI in May 1993, has been a Director of LDI since its inception, has been Vice Chairman of the Board since December 1998, and acted as President and Co-Chief Executive Officer of LDI from its inception until December 1998. From 1989 to 1993, Mr. Glassman served as consultant to Action PPV. Mr. Glassman co-founded LDA in 1984 and served as its President and a Director until 1989. In 1980, Mr. Glassman co-founded United Satellite. Mr. Glassman co-founded POP Network and served as its President from 1978 to 1980.

DAVID HESS became Chief Executive Officer in January 1999. From October 1997 to December 1998, Mr. Hess served as President of TotalTel USA Communications Inc. ("TotalTel"), a switch based telecommunications provider. From May 1995 to October 1997, Mr. Hess served as Senior Vice President and Vice President of TotalTel International and Carrier Services, Inc., an operating subsidiary of TotalTel. From 1993 to 1995, Mr. Hess served as Director of Eastern Regional

Carrier Sales for West Coast Telecommunications, Inc. From 1991 to 1993, Mr. Hess was a National Account Manager for Sprint Carrier Services and from 1989 to 1991, Mr. Hess was a Strategic Account Manager for United Telephone Systems. From 1986 to 1989, Mr. Hess was employed by MCI in various sales and sales management positions.

JAMES ROSE became Executive Vice President of Operations in January 1999. From May 1998 to December 1998, Mr. Rose served as Vice President of Operations of TotalTel. From December 1994 to April 1998, Mr. Rose served as Director of Operations and Engineering, as well as Director of Budgets, Planning and Implementation of IXC Communications. From March 1994 to December 1994, Mr. Rose served as Manager of Traffic Engineering and Network Optimization of West Coast Telecommunications, Inc. From 1982 to 1992, Mr. Rose held various engineering and managerial positions at MCI.

ELIZABETH TUTTLE has been Chief Financial Officer of LDI since January 1998. From July 1991 to December 1997, Ms. Tuttle served in various capacities at ITT Corporation, including as its Senior Vice President and Treasurer from December 1995 to December 1997. From January 1990 to July 1991, Ms. Tuttle was a Director of Investment Banking of Salomon Brothers Inc ("Salomon Brothers") and from May 1986 to December 1989 she served as a Vice President of Investment Banking of Salomon Brothers.

IAN ADAM is a consultant to the Company and has served as European Managing Director of LDI since May 1998. From 1994 to January 1998, Mr. Adam served as General Manager, Business Development in Paris, France for British Telecom and from 1991 to 1994, Mr. Adam served as British Telecom's General Manager, Country Operations, Paris, France. From 1985 to 1991, Mr. Adam served in various marketing capacities at Wang Laboratories Inc., a computer services company. From 1979 to 1985, Mr. Adam served in various marketing capacities at General Electric Information Services Co., a computer service company.

ROBERT VAN DYKE has been Senior Vice President of Network Engineering and Operations of LDI since July 1998. From March 1995 to June 1998, Mr. Van Dyke was Vice President of Network Design and Implementation for Intermedia Communications Inc., an integrated provider of voice, internet and frame relay services. From March 1970 to March 1995, Mr. Van Dyke served in various capacities at GTE/CONTEL, an incumbent LEC.

ALBERT CLARK has been Senior Vice President of Information Technologies of LDI since June 1998. From June 1997 to June 1998, Mr. Clark was Vice President of Information Technology for Oasis, a provider of information technology services for the airline industry. From August 1996 to June 1997, Mr. Clark was Vice President of Information Technologies for American TelNet, a provider of 800 and 900 pay-per-call services. From August 1993 to May 1996, Mr. Clark served as Vice President of Information Systems at AmeriQuest Technologies, a national computer distributor. Prior thereto, Mr. Clark served as an information technology consultant to various corporations, including CONRAIL, Southeast Telephone and Communications, National Telephone, City Gas Company of Florida and Commodore Cruise, and Metro Dade County and the State of Florida.

MATS HERDENFELDT has been Vice President of LDI since November 1998. From January 1998, Mr. Herdenfeldt served as Chief Operating Officer of NETnet and was appointed Chief Executive Officer of NETnet in September 1998. Before joining NETnet, Mr. Herdenfeldt served in senior executive positions for Data General in Scandinavia and the U.S. for more than 10 years. Prior to his employment with Data General, Mr. Herdenfeldt held various managerial positions with Ericsson and Honeywell in Sweden.

BARRY BROOKS has been a Non-Voting Director of LDI since 1995. Mr. Brooks is a partner, and Chairman of the New York office, of the law firm of Paul, Hastings, Janofsky & Walker, LLP, corporate counsel to Island Trading Co. ("Island"), a entertainment holding company, and a principal shareholder of the Company. See "Principal Shareholders."

LAWRENCE MESTEL has been a Director of LDI since 1995. Since December 1997, Mr. Mestel has been the Chief Operating Officer of Island and Island Life, an entertainment and hospitality company. From 1994 to December 1997, Mr. Mestel served as Chief Operating Officer for Island Entertainment Group, an entertainment holding company composed of Island Records, Island Pictures, Island Music Publishing and Island. From 1990 to 1993, Mr. Mestel served as Chief Financial Officer to Island Records. See "Principal Shareholders".

OLAF N. KROHG has been a Director of LDI since July 1997. Since 1995, Mr. Krohg has been a Partner of Advent International Corporation, a principal shareholder of the Company, and is one of the two directors who may be elected by the holders of Series B Preferred Stock. See "Principal Shareholders." From 1992 to 1994 Mr. Krohg was an investment manager for Advent International plc.

JAN CARLZON has been a Director of LDI since December 1998. Mr. Carlzon co-founded NETnet in 1994 and serves as Chairman of its former parent company, NETnet International S.A. From April 1995 until December 1997, Mr. Carlzon was Chairman and Chief Executive Officer of Transpool AB, a Nordic travel operator. Mr. Carlzon was President and Chief Executive Officer of the Scandinavian Airlines Group, a consortium of 50% privately owned national airlines of

Denmark, Norway and Sweden, from 1981 to 1993. From 1978 to 1980, Mr. Carlzon was President of Linejeflyg, the Swedish domestic airline. Mr. Carlzon is also a member of the Board of Directors of CellICD AB, Multi Q International AB, Boxman AB, Intentia AB, Servisair Plc, Antula Healthcare AB and Merkantildata A.S.

PER L. SAXEGAARD has been a Director of LDI since December 1998. Mr. Saxegaard founded HQ Norden, an investment bank, in 1994 and since then has served as its Managing Partner. Mr. Saxegaard has been a Partner in charge of corporate finance of Orkla Finans, an investment bank, since 1990 and from 1988 to 1990 held various other positions at Orkla Finans. Prior to 1988, Mr. Saxegaard held various positions within the Business Development Department of Orkla ASA, an industrial and investment conglomerate.

ITEM 11 - EXECUTIVE COMPENSATION

Directors, excluding directors who are also employees of the Company and non-voting directors, are entitled to receive $10,000 per year as compensation for their services as director.

The following table discloses compensation for fiscal year 1998 received by the Company's Co-Chief Executive Officers and the Company's other most highly compensated executive officers whose total salary and bonus for 1998 exceeds $100,000 (the "named executive officers").

                           SUMMARY COMPENSATION TABLE

                                                                                LONG-TERM
                                                                                COMPENSATION
                                                                                AWARDS
                                                              ANNUAL            SECURITIES
                                            FISCAL            COMPENSATION      UNDERLYING       ALL OTHER
NAME AND PRINCIPAL POSITION                 YEAR              SALARY ($)        OPTIONS #        COMPENSATION(1)
---------------------------                 ---------         ---------------   ---------        ---------------
Clifford Friedland                          1998              $195,915          1,000,000        $5,000
Chairman of the Board and Co-Chief
  Executive Officer(2)

David Glassman                              1998              $178,718          1,000,000        $5,000
President Co-Chief Executive Officer(3)

Richard Blume                               1998              $115,462            250,000        $2,000
Chief Operating Officer and Executive Vice
  President(4)

Elizabeth Tuttle                            1998              $ 94,231            350,000            --
  Chief Financial Officer

-------------------

(1)  Represents a vehicle allowance provided to the executive.
(2) Mr. Friedland ceased to act as Co-Chief Executive Officer in December 1998. Mr. Friedland remains Chairman of the Board, a non-executive position, and is a consultant to LDI.
(3) Mr. Glassman ceased to act as President and Co-Chief Executive Officer in December 1998. Mr. Glassman was appointed Vice Chairman of the Board, a non-executive position, and is a consultant to LDI.
(4) Mr. Blume commenced service as Chief Operating Officer and Executive Vice President on March 6, 1998. Mr. Blume ceased his position as Chief Operating Officer of LDI in January,1999.

The following table sets forth information regarding individual grants of stock options to purchase Common Stock made by the Company to the named executive officers pursuant to the Company's stock option plans during 1998.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                                        POTENTIAL REALIZABLE
                  NUMBER OF         % OF SHARES                                         VALUE AT ASSUMED
                  SECURITIES        SUBJECT TO                                          ANNUAL RATE OF
                  UNDERLYING        OPTIONS                                             STOCK PRICE APPRECIATION
                  OPTIONS           GRANTED TO                                          FOR OPTION TERM(1)
                  GRANTED           EMPLOYEES IN     EXERCISE PRICE    EXPIRATION       --------------------------
EXECUTIVE OFFICER (# OF SHARES)     FISCAL YEAR      ($ PER SHARE)     DATE             5% ($)             10% ($)
----------------- -------------     -------------    --------------    ---------        -------            -------
Clifford Friedland     --                --                 --             --             --                   --
David Glassman         --                --                 --             --             --                   --
Richard Blume       250,000              8.7%             $3.00           (2)         $1,645,928          $2,523,237
Elizabeth Tuttle    350,000             12.2%               (3)           (2)         $1,714,626          $2,663,480

--------------

(1) The potential realizable value at assumed annual rates of 5% and 10% stock price appreciation for option term were determined by taking the product of
     (a) the difference between (i) the product of the per share market price at the time of the grant and the sum of one plus the adjusted stock price appreciation rate (the assumed rate of appreciation compounded annually over the term of the option) and (ii) the per-share exercise price of the option and (b) the number of securities underlying the grant at fiscal year-end. The per-share market price was determined by the Company's Board of Directors and is equivalent to per-share prices paid for purchases of Common Stock (or Common Stock equivalents) by unaffiliated third parties within a reasonable time of grant of the options.
(2) Options vest over a period of approximately three years and expire with respect to the underlying shares of Common Stock seven years from each applicable vesting date.
(3) The Company granted Ms. Tuttle, on the dates shown, options to purchase the following number of shares of Common Stock at the indicated prices: 120,000 shares on January 1, 1998 at $2.10 per share; 80,000 shares on March 1, 1998 at $3.00 per share; and 150,000 shares on December 8, 1998 at $4.00 per share.

1997 STOCK INCENTIVE PLAN

The Board of Directors and the shareholders of the Company have adopted and approved the 1997 stock incentive plan (the "Stock Incentive Plan"). The Stock Incentive Plan allows the Company to grant incentive stock options ("ISOs") as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), nonqualified stock options ("NSOs"), stock appreciation rights ("SARs") performance shares and restricted stock (collectively the "Awards"). All of the Company's executive officers are eligible participants in the Stock Incentive Plan. The purpose of the Stock Incentive Plan is to advance the interests of the Company by enhancing its ability to attract, retain and offer an incentive to key executive officers who are crucial to the future growth and success of the Company and its subsidiaries. The total number of shares authorized for grant of Awards under the Stock Incentive Plan is 4,000,000 subject to adjustment in certain circumstances. The Stock Incentive Plan is administered by the Board of Directors, which has the authority to, among other things, make Awards. The Board of Directors has authorized management to include in options previously or to be granted under the Stock Incentive Plan, a provision that allows for the accelerated vesting of options in full for employees employed by the Company for more than one year, in the event of a change in control of the Company.

The Stock Incentive Plan contains certain limitations applicable only to ISOs granted thereunder. The price of the shares subject to each ISO shall not be less than the fair market value of such shares at the time such ISO is granted. In addition, if an ISO is granted to any individual who, at the time of such option, owns more than 10% of the total combined voting power of all classes of capital stock of the Company, subsidiaries and affiliates, the exercise price per share subject to such ISO shall not be less than 110% of the fair market value per share at the time of the grant, and the term of the ISO cannot exceed five years. The exercise price payable by the optionee at the time of the exercise is payable in cash, by check and, in certain instances, by the delivery of an assignment of shares valued at their fair market value, a promissory note with terms determined by the Board of Directors, an irrevocable undertaking by a broker to deliver funds sufficient to pay the exercise price, or irrevocable instructions to a broker to deliver cash or a check sufficient to pay the exercise price, or any combination of the foregoing.

As of December 31, 1998, options to purchase 2,150,000 shares of Common Stock were outstanding under the Stock Incentive Plan, 2,000,000 of which were exercisable as of such date.

1994 STOCK OPTION PLAN

The Board of Directors and the shareholders of the Company have adopted and approved the 1994 Employee Stock Option Plan (the "Stock Option Plan"). The Stock Option Plan allows the Company to grant ISOs, NSOs, SARs and stock depreciation rights ("SDRs and collectively, the "Options"). The Stock Option Plan further provides for the grant of Options, other than ISOs, to officers, members of the Board of Directors, independent contractors and consultants, whether or not employees of the Company. The purpose of the Stock Option Plan is to provide the employees, directors, independent contractors and consultants of the Company with an added incentive to continue their services to the Company and to induce them to exert their maximum efforts towards the Company's success. Options granted under the Stock Option Plan may not be exercisable for terms in excess of ten years from the date of the grant. In addition, no options may be granted under the Stock Option Plan later than ten years after the Stock Option Plan's effective date. The total number of shares with respect to which Options may be granted under the Stock Option Plan is 5,000,000, subject to adjustment in certain circumstances. If any Option granted under the Stock Option Plan expires or terminates for any reason without having been exercised or shall cease for any reason to be exercisable, the unpurchased shares subject thereto shall again be available for grant under the Stock Option Plan.

The Stock Option Plan is administered by the Board of Directors of the Company which may determine, in its discretion, among other things, the individuals to whom, and the time or times at which, Option shall be granted, the terms of such Options (Whether ISO, NSO and/or SAR or SDR in tandem with a NSO) and the number of shares to be subject to each Option. The Board of Directors has authorized management to include in options previously or to be granted under the

Stock Option Plan, a provision that allows for the accelerated vesting of such options in full for employees employed by the Company for one year or longer or in part pursuant to a formula for employees employed by the Company for less than one year, in the event of a change of control of the Company.

The Stock Option Plan contains certain limitations applicable only to ISOs granted thereunder. The price of the shares subject to each ISO shall not be less than the fair market value of such shares at the time such ISO is granted. In addition, if an ISO is granted to any individual who, immediately before the ISO is to be granted, owns (directly or through attrition) more than 10% of the total combined voting power of all classes of capital stock of the Company or a subsidiary or parent of the Company, the exercise price per share subject to such ISO shall not be less than 110% of the fair market value per share at the time such ISO is granted and the term of the option cannot exceed five years. The exercise price payable by the optionee at the time of exercise is payable in cash, by check and, in certain instances, by delivery of an assignment of shares having a value equal to the exercise price or by the delivery of an interest-bearing promissory note having an original principal balance equal to the exercise price and an interest rate not below the rate which would result in imputed interest under the Code, or any combination of the foregoing. The exercise price may also be paid in full by a broker-dealer to whom the optionee has submitted an exercise notice consisting of a fully endorsed Option, or through any other medium of payment so authorized.

As of December 31, 1998, options to purchase 4,542,500 shares of Common Stock were outstanding under the Stock Option Plan, 1,708,256 of which were exercisable as of such date.

EMPLOYMENT AGREEMENTS

In January 1999, LDI entered into a two-year employment agreement with David Hess as Chief Executive Officer. The employment agreement provides that as of January 1999, Mr. Hess will receive an annual base salary of $280,000. In addition, Mr. Hess will be entitled to receive an incentive bonus opportunity of up to $300,000 for 1999 in the event Mr. Hess achieves certain mutually agreed upon performance targets (including the completion of financing transactions in 1999 in excess of $50,000,000) and an incentive bonus opportunity of up to $300,000 for 2000 in the event Mr. Hess achieves certain performance targets the amount of which and criteria of which will be determined by the Compensation Committee and Board of Directors of LDI. Pursuant to his employment agreement Mr. Hess was awarded stock options to purchase 3,000,000 shares of Common Stock at an exercise price of $3.55 per share, pending LDI's creation of a new stock option plan for employees of the Company. All such options have seven year terms and vest in equal segments over three years for so long as Mr. Hess is an employee of the Company. If the employment agreement is terminated as a result of Mr. Hess' death, his estate or beneficiaries will be entitled to his base salary through the end of the month in which death occurs and annual incentive bonus award for the year in which his death occurs, based on the original target award for such year. LDI may terminate the employment if Mr. Hess becomes physically or mentally incapacitated on a long-term basis. In such case, Mr. Hess will be entitled to long-term disability benefits then in effect for senior executives of LDI, his base salary through the end of the month in which long-term disability benefits commence and the annual incentive award for the year in which the termination occurs, based on the original target award for such year. The Company may terminate Mr. Hess for "cause", as defined in the employment agreement, provided that Mr. Hess will not be terminated for "cause" unless LDI gives Mr. Hess notice of his conduct with an opportunity to cure for a period of 10 days and hearing before the Board of Directors. If terminated for "cause" or if he voluntarily terminates his employment agreement, Mr. Hess shall be entitled to his base salary through the date of termination and all options shall be terminated provided that the voluntary termination will be effective 30 days after Mr. Hess gives notice of such termination to LDI. If Mr. Hess is terminated by LDI without "cause" or if he is constructively terminated, as defined in the employment agreement, he shall be entitled to his base salary for a period of 12 months following his termination (which at Mr. Hess' option the present value of such amount may be paid to him in one lump sum), a pro rata annual incentive award for the year in which termination occurs, based on his original target award, an annual incentive award for a period of 12 months following the date of termination, based on his original target award for such year (in each case which may be paid similar to the base salary), all outstanding vested options and all employee benefits until the earlier of 12 months following the date of termination or such time as Mr. Hess receives equivalent benefits under the plans of a subsequent employer. Additionally, should the employment agreement be terminated after a "change of control" of LDI, as defined in the employment agreement, without "cause" or if he has been constructively terminated, Mr. Hess shall be entitled to the same benefits as if there had not been a "change in control". Mr. Hess is subject to a confidentiality provision, a one year non-compete and a one year non-solicitation provision of employees of LDI.

In December 1998, LDI entered into an agreement with Clifford Friedland pursuant to which Mr. Friedland became sole Chief Executive Officer of LDI, agreed voluntarily to relinquish his position as Chief Executive Officer upon the appointment of a successor, agreed to remain Chairman of the Board, and agreed to provide consulting services to the Company until December 31, 2001. The agreement provides that Mr. Friedland will receive annual compensation of $160,000. In addition, if Mr. Friedland is terminated for "cause", as defined in the agreement, then he is entitled to receive termination pay equal to his compensation, and all benefits provided for in the agreement, for a period of 60 days from the time notice of termination is given. If Mr. Friedland, is terminated because of his death or disability, then Company is obligated to pay Mr. Friedland, his heirs, administrators or estate, twice the amount of all compensation that would have been payable through the end of his term. If there is a "change of control" of LDI, as defined in the agreement, then his services terminate and he is entitled to receive the amount of compensation that would have been payable through the end of the term. If Mr. Friedland is terminated by the Company without "cause" or Mr. Friedland terminates his services for "good reason", as defined in the agreement, then the Company is obligated to pay Mr. Friedland an amount equal to the compensation that would have been payable to him through the end of the term.

In December 1998, LDI entered into an agreement with David Glassman pursuant to which Mr. Glassman relinquished his position as President and Co-Chief Executive Officer, agreed to serve as Vice Chairman of the Board, and agreed to provide consulting services to the Company until December 31, 2001. The agreement provides that Mr. Glassman will receive annual compensation of $160,000. In addition, if Mr. Glassman is terminated for "cause", as defined in the agreement, then he is entitled to receive termination pay equal to his compensation, and all benefits provided for in the agreement, for a period of 60 days from the time notice of termination is given. If Mr. Glassman, is terminated because of his death or disability, then the Company is obligated to pay Mr. Glassman, his heirs, administrators or estate, twice the amount of all compensation that would have been payable through the end of his term. If there is a "change of control" of LDI, as defined in the agreement, then his services terminate and he is entitled to receive the amount of compensation that would have been payable through the end of the term. If Mr. Glassman is terminated by the Company without "cause" or Mr. Glassman terminates his services for "good reason", as defined in the agreement, then the Company is obligated to pay Mr. Glassman an amount equal to the compensation that would have been payable to him through the end of the term.

In January 1999, LDI entered into an employment agreement with James Rose, pursuant to which Mr. Rose will serve as Executive Vice President of Operations of LDI. The employment agreement provides that Mr. Rose will receive an annual salary of $160,000, and it expires in January 2002. Mr. Rose will also receive stock options to purchase 275,000 shares of Common Stock at an exercise price of $4.00 per share, subject to the approval of the Board of Directors of the Company. Such options will have seven years term and will vest in equal segments over the term of the employment agreement. The Company may terminate the employment agreement if Mr. Rose becomes physically or mentally incapacitated or otherwise unable fully to discharge his duties under his employment agreement, is convicted of a felony or breaches a material term of the employment agreement, and Mr. Rose shall be entitled to his base salary through the date on which such termination takes effect. If Mr. Rose is terminated "without cause", as defined in the employment agreement, he will be entitled to receive his base salary and bonus until three months from the date of such termination if it occurs during the first year of the employment term, or until six months from the date of such termination if it occurs after the first year of the employment term. Mr. Rose is subject to a confidentiality provision, a six-month non-compete provision, and a two-year non-solicitation of employees of LDI provision.

LDI entered into an employment agreement with Elizabeth Tuttle as Chief Financial Officer of LDI, which expires in January 2001. The employment agreement provides that Ms. Tuttle will receive an annual salary of $100,000. Ms. Tuttle also received stock options to purchase 120,000 shares of Common Stock at an exercise price of $2.10 per share. Such options vest over the term of the employment agreement. The Company may terminate the employment agreement if Ms. Tuttle becomes physically or mentally incapacitated or otherwise unable fully to discharge her duties under her employment agreement, is convicted of a felony or breaches a material term of the employment agreement and Ms. Tuttle shall be entitled to her base salary through the date on which the termination takes effect. If Ms. Tuttle is terminated "without cause", as defined in the employment agreement, she is entitled to receive $25,000 in severance pay and her stock options will continue to vest for a three-month period from the date of termination. Ms. Tuttle is subject to a confidentiality provision, a six-month non-compete provision, and a two-year non-solicitation of employees of LDI provision.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information regarding the beneficial ownership of LDI as of December 31, 1998, after giving effect to the shares of Common Stock issuable in connection with the NETnet acquisition and options grants to executive officers who commenced employment with LDI in 1999, by (i) each person known by LDI to own beneficially more than 5% of the outstanding stock of each class of voting securities of LDI, (ii) each of LDI's Directors, (iii) each of the named executive officers and (iv) the directors and executive officers as a group.


                                                                                  BENEFICIAL OWNERSHIP (1)
                                                                       ------------------------------------------
                                                                       NUMBER OF SHARES          PERCENTAGE OF
NAME AND ADDRESS OF BENEFICIAL OWNER                                   OF COMMON STOCK(2)        COMMON STOCK(2)
------------------------------------                                   -------------------       ----------------
Clifford Friedland(3)                                                      5,950,000                     9.4%
David Glassman(3)                                                          6,250,000                     9.8
David Hess(4)                                                                     --                      --
James Rose(5)                                                                     --                      --
Elizabeth Tuttle(6)                                                           59,997                      *
Barry Brooks(7)                                                               82,500                      *
Lawrence Mestel(8)                                                           225,000                      *
Olaf N. Krohg(9)                                                                  --                      --
Jan Carlzon                                                                       --                      --
Per Saxegaard                                                                     --                      --
Advent International Corporation(10)
   101 Federal Street
   Boston, MA 02110                                                       12,089,240                    16.2
Island Trading Co.(11)
   4 Columbus Circle
   5th Floor
   New York, NY 10019                                                      3,422,350                     5.5
Karl Stockman AB(12)
   Regementsgatan 21 A
   S-653 40 Karlstad
   Sweden                                                                  5,610,066                     9.0
All Directors and Executive Officers as a Group
   (13 persons) (13)                                                      14,319,472                    21.9

--------------
*        Less than 1%.

(1) Except where otherwise indicated, LDI believes that all persons listed in the table, based on information provided by such persons, have sole voting and dispositive power over the securities beneficially owned by them, subject to community property laws, where applicable. For purposes of this table, a person is deemed to be the "beneficial owner" of any shares that are "currently exercisable" i.e., with respect to which such person has the right to acquire within 60 days from the date of December 31, 1998. For purposes of computing the percentage of outstanding shares held by each person named above, any security that is currently exercisable is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except where otherwise indicated, the address of each person listed in the table is c/o Long Distance International Inc., 4150 SW 28th Way, Fort Lauderdale, Florida 33312.

(2) The number of shares beneficially owned includes both shares of Common Stock and shares of Series A Preferred Stock held by such persons (the Series A Preferred Stock is convertible into Common Stock at a conversion rate of one-to-one). The percentage of ownership is based upon 62,619,400 shares, comprised of 60,162,844 shares of Common Stock and 2,456,556 shares of Series A Preferred Stock outstanding as of December 31, 1998, after giving effect to the shares of Common Stock issuable in connection with the NETnet acquisition.

(3) Includes options to purchase 1,000,000 shares of Common Stock under the Stock Incentive Plan, which are currently exercisable.

(4) Excludes options to purchase 3,000,000 shares of Common Stock granted under a new stock option plan to be adopted by the Company which are not currently exercisable, subject to adoption of such plan.

(5) Excludes options to purchase 275,000 shares of Common Stock under the Stock Incentive Plan (subject to approval of the Board of Directors of the Company) which are not currently exercisable.

(6) Includes options to purchase 59,997 shares of Common Stock under the Stock Incentive Plan, which are currently exercisable. Excludes options to purchase 140,003 shares of Common Stock under the Stock Option Plan and 150,000 shares of Common Stock under the Stock Incentive Plan which are not currently exercisable.

(7) Includes options to purchase 7,500 shares of Common Stock under the Stock Incentive Plan which are currently exercisable.

(8) Excludes securities held by Island, an affiliate of Mr. Mestel, as to which Mr. Mestel disclaims beneficial ownership.

(9) Excludes the ADV Warrants to purchase 11,089,240 shares of Common Stock which are currently exercisable held on behalf of certain investment funds affiliated with Advent International Corporation, an affiliate of Mr. Krohg, and warrants to purchase 1,000,000 shares of Common Stock that the Company issued to the Advent Entities, as to which Mr. Krohg disclaims beneficial ownership.

(10) Includes the ADV Warrants to purchase 11,089,240 shares of Common Stock held by the Advent Entities, which are currently exercisable, see "Description of the Capital Stock - Warrants", and warrants to purchase an additional 1,000,000 shares of Common Stock that the Company issued to the Advent Entities.

(11) Excludes securities held by Mr. Mestel, an affiliate of Island, over which Island disclaims beneficial ownership.

(12) Includes 5,610,066 shares of Common Stock to which Karl Stockman AB is entitled in connection with the NETnet acquisition, subject to adjustment as provided in the acquisition agreements.

(13) Includes options to purchase an aggregate of 2,699,472 shares of Common Stock under the Stock Incentive Plan and Stock Option Plan which are currently exercisable. Excludes options to purchase 602,528 shares of Common Stock under the Stock Option Plan and the Stock Incentive Plan which are not currently exercisable and excludes options to purchase 3,000,000 shares of Common Stock granted under a new stock option plan to be adopted by the Company which are not currently exercisable and options to purchase 275,000 shares of Common Stock under the Stock Incentive Plan (subject to approval of the Board of Directors of the Company) which are not currently exercisable.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

LDI is party to a shareholders' agreement among Clifford Friedland and David Glassman, directors of LDI and beneficial owners of 9% and 10%, respectively, of the Common Stock after giving effect to the shares of stock issuable in connection with the NETnet acquisition, and the Advent Entities, beneficial owners of substantially all of the issued and outstanding Series B Preferred Stock and the ADV Warrants, pursuant to which, if (i) either of Messrs. Friedland or Glassman intends to sell his shares of Common Stock, as a condition of such sale, the Advent Entities shall be entitled to participate proportionately in such sale (thereby reducing the number of shares to be sold by Mr. Friedland or Mr. Glassman), or (ii) holders of 51% or more of the voting power of LDI, excluding the Advent Entities, approve the sale of LDI, and the Advent Entities also approve such sale, then each party to the shareholders' agreement will take all action necessary to consummate such sale.

In connection with the purchase by the Advent Entities of Series B Preferred Stock and the ADV Warrants, the Company granted the Advent Entities certain preemptive and registration rights. See "Description of the Capital Stock - Preemptive Rights" and "_ Registration Rights". On March 20, 1998, the Company agreed to issue to the Advent Entities warrants to purchase an additional 1,000,000 shares of Common Stock on substantially the same terms and conditions as the ADV Warrants, other than with respect to anti-dilution protection. See "Description of the Capital Stock - Warrants". These warrants were issued in consideration of the Advent Entities' consent to amending the terms of the Series B Preferred Stock to, among other things, eliminate adjustment to the redemption price of the Series B Preferred Stock from $10 to $15 per share, or from $25 million to $37.5 million in the aggregate, plus any accrued, but unpaid dividends, in the event the Company does not attain at least $100 million in gross revenues or has a loss before interest, taxes, and depreciation and amortization in excess of $10 million for the fiscal year ended December 31, 1998. Olaf N. Krohg, a director of the Company, is a partner of Advent International Corporation.

LDI provides telecommunications services to a hotel owned by Island, which beneficially owns 5.5% of the Common Stock after giving effect to the shares of stock issuable in connection with the NETnet acquisition, on a basis no more favorable to Island than LDI charges to other of its customers for like services. LDI received approximately $105,100, $137,500 and $91,000 in 1996, 1997 and 1998, respectively, in consideration for such services. Lawrence Mestel, a director of the Company, is the Chief Operating Officer of Island. Barry Brooks, a non-voting director of the Company, is corporate counsel to Island.

TNMG, a telecommunications consulting firm, has rendered consulting services to the Company in the past and has been assisting the Company in upgrading its billing and customer care information systems in the United States and Europe. Richard Nespola, a director of the Company during 1998, is the President, Chief Executive Officer and a shareholder of TNMG. Pursuant to a letter agreement between LDI and TNMG, TNMG will charge LDI for its services on the basis of time and materials devoted to the project. LDI may terminate or suspend the project at any time. The Company believes that the terms of its arrangements with TNMG are no less favorable to the Company than those that would be available from an unaffiliated third party. LDI paid approximately $324,000 and $1,384,000 in 1997 and 1998, respectively, in consideration of such services.

PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this report

   (1)   Financial Statements.
         See "Item 8. Financial Statements and Supplemental Data" for Financial Statements included with this Annual Report in Form 10-K.

   (2)   Financial Statements Schedules
         Schedule II - Valuation and Qualifying Accounts

   (3) Exhibits listed in the Exhibit Index, including compensatory plans or arrangements listed below:

         Employment agreement between LDI and Clifford Friedland dated July 1,
          1995.
         Employment agreement between LDI and David Glassman dated July 1, 1995. Employment agreement between LDI and Elizabeth Tuttle dated February 1,
          1998.
         Employment agreement between LDI and David Hess dated January 5, 1999. Employment agreement between LDI and James Rose dated January 11, 1999. Consulting agreement between LDI and Clifford Friedland dated December
          8, 1998.
         Consulting agreement between LDI and David Glassman dated December 8,
          1998.

(b) No report on Form 8-K was filed during the fourth quarter of the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 on 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

                                            LONG DISTANCE INTERNATIONAL INC.



                                            By: /s/ David Hess
                                                -----------------------------
                                                 David Hess
                                                 Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below, on this 25th day of March, 1999.

SIGNATURES                                                    TITLE
----------                                                    -----
         /s/ CLIFFORD FRIEDLAND                    Chairman of the Board
-----------------------------------------
         Clifford Friedland

         /s/ DAVID GLASSMAN                        Vice Chairman of the Board
-----------------------------------------
         David Glassman

         /s/ DAVID HESS                            Chief Executive Officer (Principal executive officer)
-----------------------------------------
         David Hess

         /s/ ELIZABETH TUTTLE                      Chief Financial Officer (Principal financial officer and
-----------------------------------------          principal accounting officer)
         Elizabeth Tuttle


         /s/ LAWRENCE MESTEL                       Director
-----------------------------------------
         Lawrence Mestel

         /s/ OLAF N. KROHG                         Director
-----------------------------------------
         Olaf N. Krohg

         /s/ JAN CARLZON                           Director
-----------------------------------------
         Jan Carlzon

         /s/ PER SAXEGAARD                         Director
-----------------------------------------
         Per Saxegaard

EXHIBIT INDEX



     INCORPORATED
     BY REFERENCE         EXHIBIT
          TO(1)           NUMBER                            EXHIBIT DESCRIPTION
---------------------  --------------   -----------------------------------------------------------
    Exhibit 1.1             1.1         Purchase Agreement, dated April 7, 1998, between Long
                                        Distance International Inc. and Morgan Stanley & Co.
                                        Incorporated and SBC Warburg Dillon Read Inc. (the
                                        "Placement Agents").

    Exhibit 2.1             2.1         Acquisition Agreement, dated October 9, 1998, for NETnet
                                        acquisition.

    Exhibit 3.1             3.1         Amended and Restated Articles of Incorporation of Long
                                        Distance International Inc., as amended.

    Exhibit 3.2             3.2         Bylaws of Long Distance International Inc.

    Exhibit 4.1             4.1         Indenture dated as of April 13, 1998 between Long Distance
                                        International Inc. and The Bank of New York, as Trustee,
                                        relating to the 12 1/4% Senior Notes Due 2008 of the
                                        Company.


    Exhibit 4.2             4.2         Notes Registration Rights Agreement, dated April 7, 1998,
                                        between Long Distance International Inc. and the Placement
                                        Agents.


    Exhibit 4.3             4.3         Form of Senior Note (contained in Indenture filed as Exhibit
                                        4.1).

    Exhibit 4.4             4.4         Form of Exchange Note (contained in Indenture filed as
                                        Exhibit 4.1).

    Exhibit 4.5             4.5         Collateral Pledge and Security Agreement, dated as of April
                                        13, 1998, between Long Distance International Inc. and The
                                        Bank of New York, as Trustee.

    Exhibit 4.6             4.6         Notification and Control Agreement, dated as of April 13,
                                        1998, between Long Distance International Inc. and The Bank of New York, as Trustee and Bank.

    Exhibit 10.1           10.1         Warrant Agreement, dated as of April 13, 1998, between Long
                                        Distance International Inc. and The Bank of New York
                                        (including form of Warrant Certificate).


    Exhibit 10.2           10.2         Warrant Registration Rights Agreement, dated as of April 13,
                                        1998, between Long Distance International Inc. and The Bank of New York.

    Exhibit 10.3           10.3         Stock Purchase Agreement with certain Advent Entities, dated
                                        July 28, 1997.

    Exhibit 10.4           10.4         Shareholders Agreement with certain shareholders and certain
                                        Advent Entities, dated July 28, 1997.

    Exhibit 10.5           10.5         Registration Rights Agreement with certain Advent Entities, dated July 28, 1997.

    Exhibit 10.6           10.6         Preemptive Rights Agreement with certain shareholders and
                                        certain Advent Entities, dated July 28, 1997.

    Exhibit 10.7           10.7         Employment agreement between LDI and Clifford Friedland
                                        dated July 1, 1995.

    Exhibit 10.8           10.8         Employment agreement between LDI and David Glassman dated
                                        July 1, 1995.

    Exhibit 10.10          10.9         Employment agreement between LDI and Elizabeth Tuttle dated
                                        February 1, 1998.

    Exhibit 10.12          10.10        Employment agreement between LDI and David Hess dated
                                        January 5, 1999.

    Exhibit 10.13          10.11        Employment agreement between LDI and James Rose dated
                                        January 11, 1999.





    Exhibit 10.14          10.12        Consulting agreement between LDI and Clifford Friedland
                                        dated December 8, 1998.

    Exhibit 10.15          10.13        Consulting agreement between LDI and David Glassman dated
                                        December 8, 1998.

    Exhibit 10.15          10.14        September 1994 Shareholders' Agreement.

    Exhibit 10.17          10.15        July 22, 1994 Shareholders' Agreement.

    *                      12.1         Statement regarding Computation of Ratio of Earnings to
                                        Fixed Charges.

    Exhibit 21.1           21.1         Subsidiaries of Long Distance International Inc.

    *                      27.1         Financial Data Schedule for the year ended December 31,
                                        1998.

----------------
* Filed Herewith

(1) Registrant's Registration Statement on Form S-4 (Regis. No. 333-56989)

                        LONG DISTANCE INTERNATIONAL INC.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



                                        BALANCE AT   CHARGED TO                  BALANCE AT
                                       BEGINNING OF  COSTS AND                     END OF
DESCRIPTION                               PERIOD      EXPENSES      DEDUCTIONS     PERIOD
-----------                            -----------  -----------   ------------  -----------
Year ended December 31, 1998
  Deducted from asset accounts
     Allowance for doubtful accounts   $   956,000   $ 6,627,000   $ 1,253,000   $ 6,330,000
     Valuation allowance                 6,245,000    28,139,000            --    34,384,000
                                       -----------   -----------   -----------   -----------
                                       $ 7,201,000   $34,766,000   $ 1,253,000   $40,714,000
                                       ===========   ===========   ===========   ===========
Year ended December 31, 1997
  Deducted from asset accounts
     Allowance for doubtful accounts   $   371,000   $ 2,580,000   $ 1,995,000   $   956,000
     Valuation allowance                 1,939,000     4,306,000            --     6,245,000
                                       -----------   -----------   -----------   -----------
                                       $ 2,310,000   $ 6,886,000   $ 1,995,000   $ 7,201,000
                                       ===========   ===========   ===========   ===========

Year ended December 31, 1996
  Deducted from asset accounts
     Allowance for doubtful accounts   $   130,000   $   652,000   $   411,000   $   371,000
     Valuation allowance                   707,000     1,232,000            --     1,939,000
                                       -----------   -----------   -----------   -----------
                                       $   837,000   $ 1,884,000   $   411,000   $ 2,310,000
                                       ===========   ===========   ===========   ===========
