Form 10-Q
period 1999-03-31
LONG DISTANCE INTERNATIONAL INC
filed 1999-05-14
CIK 930119

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
-------------------------------------------------------------------------------

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE THREE MONTHS ENDED MARCH 31, 1999

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

Yes     [ ]         No      [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

    Number of shares of common stock outstanding at May 10, 1999: 57,703,371

                        LONG DISTANCE INTERNATIONAL INC.

                               INDEX TO FORM 10-Q



                                                                                                        PAGE NUMBER
                                                                                                        -----------
Part I.  FINANCIAL INFORMATION

         Item 1.           Financial Statements

                           Consolidated Balance Sheets

                                    March 31, 1999 (unaudited) and December 31, 1998                       3

                           Consolidated Statements of Operations (unaudited)


                                    For the three months ended March 31, 1999 and
                                    March 31, 1998                                                         4

                           Consolidated Statements of Cash Flows (unaudited)


                                    For the three months ended March 31, 1999 and
                                    March 31, 1998                                                         5

                           Notes to Consolidated Financial Statements                                      6

         Item 2.           Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                             8


Part II.  OTHER INFORMATION

         Item 6.           Exhibits and Reports on Form 8-K                                               12


SIGNATURES                                                                                                13


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

               LONG DISTANCE INTERNATIONAL INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



                                                                             December 31,         March 31,
                                                                            ---------------------------------
                                                                                 1998                1999
                                                                            -------------       -------------
                                     ASSETS:                                                      (Unaudited)
Current assets:
  Cash and cash equivalents                                                 $  52,064,072       $  24,701,098
  Certificates of deposit                                                       2,907,895           2,907,895
  Restricted cash and investments                                              30,410,363          28,988,406
  Accounts receivable, net of allowance for doubtful accounts of
     $6,330,000 at December 31, 1998 and $7,523,000 at March 31, 1999          24,920,284          24,427,246
  Other current assets                                                          5,467,328           5,664,504
                                                                            -------------       -------------
Total current assets                                                          115,769,942          86,689,149
Restricted cash and investments                                                36,600,856          39,502,209
Property and equipment, net                                                    58,819,212          59,404,332
Goodwill, net of accumulated amortization of $3,223,000 at
  December 31, 1998 and $5,157,000 at March 31, 1999                          129,705,238         127,978,311
Other assets                                                                    3,186,290           3,503,787
                                                                            =============       =============
Total assets                                                                $ 344,081,538       $ 317,077,788
                                                                            =============       =============

                   LIABILITIES AND COMMON SHAREHOLDERS' EQUITY (CAPITAL DEFICIENCY):
Current liabilities:
  Accounts payable                                                          $  20,865,078       $  20,547,514
  Accrued telecommunication costs                                              18,366,669          17,175,165
  Accrued restructuring costs                                                   3,014,752           1,775,277
  Other accrued liabilities                                                    12,924,149          13,285,037
  Accrued acquisition contingency                                               7,508,029           7,508,029
  Senior Note interest payable                                                  5,976,563          13,126,563
  Notes payable                                                                 4,950,000           4,800,000
  Current portion of capital lease obligations                                 10,760,795           8,471,176
  Current portion of installment loans                                          2,840,776           2,303,161
                                                                            -------------       -------------
Total current liabilities                                                      87,206,811          88,991,922
Installment loans                                                               3,907,910           3,349,034
Capital lease obligations                                                      12,337,528          13,501,885
Senior Notes payable                                                          205,863,147         205,952,369
Commitments
Redeemable convertible, preferred stock, Series A, cumulative
     $.001 par value - 2,600,000 shares authorized and 2,456,556 shares issued and outstanding - liquidation value of
     $1,228,278 and $1,448,881 at December 31, 1998 and
     March 31, 1999, respectively                                               1,199,278           1,217,702
Redeemable convertible, preferred stock, Series B, cumulative
     $.001 par value - 5,000,000 shares authorized and 2,500,000
     shares issued and outstanding - liquidation value of $25,000,000          14,275,864          14,756,371
Redeemable warrants, 3,394,665 authorized, issued and
     outstanding at December 31, 1998 and March 31, 1999                       11,566,939          11,555,022
Common shareholders' equity (capital deficiency):
  Common stock, $.001 par value - 100,000,000 shares authorized,
     57,703,371 shares issued and outstanding at
     December 31, 1998 and March 31, 1999                                          57,703              57,703
  Additional paid-in capital                                                  110,540,448         110,026,628
  Other comprehensive loss                                                       (815,465)           (601,740)
  Accumulated deficit                                                        (102,058,625)       (131,729,108)

                                                                            -------------       -------------
Total common shareholders' equity (capital deficiency)                          7,724,061         (22,246,517)
                                                                            -------------       -------------

Total liabilities and common shareholders' equity (capital deficiency)      $ 344,081,538       $ 317,077,788
                                                                            =============       =============

                       See accompanying notes.                                3

               LONG DISTANCE INTERNATIONAL INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                     Three months ended March 31,
                                                   -------------------------------
                                                       1998               1999
                                                   ------------       ------------
Revenues:
  Retail, net                                      $ 15,243,787       $ 25,249,875
  Wholesale, net                                             --         12,684,000
                                                   ------------       ------------
Total revenues                                       15,243,787         37,933,875
Costs of telecommunications services                 10,404,807         34,529,630
                                                   ------------       ------------
Gross margin                                          4,838,980          3,404,245

Selling, general and administrative expenses         11,829,290         18,907,051
Depreciation and amortization                           364,249          6,259,173
                                                   ------------       ------------
Operating loss                                       (7,354,559)       (21,761,979)
Other expense (income):
  Interest expense                                      273,372          8,921,082
  Interest income                                      (107,944)        (1,012,578)
                                                   ------------       ------------
                                                        165,428          7,908,504
                                                   ------------       ------------
Net loss                                             (7,519,987)       (29,670,483)
Preferred stock dividends and preferred stock
  and warrant redemption accretion                   (4,088,147)          (513,774)
                                                   ============       ============
Net loss applicable to common shareholders         $(11,608,134)      $(30,184,257)
                                                   ============       ============

Net loss per share applicable to common
  shareholders - basic and dilutive                $      (0.47)      $      (0.52)
                                                   ============       ============

Weighted average shares outstanding                  24,839,443         57,703,371
                                                   ============       ============

                       See accompanying notes.                                4

               LONG DISTANCE INTERNATIONAL INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                                                  Three months ended March 31,
                                                                                 -------------------------------
                                                                                     1998               1999
                                                                                 ------------       ------------
OPERATING ACTIVITIES:
Net loss                                                                         $ (7,519,987)      $(29,670,483)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                       364,249          6,259,173
  Provision for bad debts                                                           1,107,259            613,921
  Amortization of discount on Senior Notes                                                 --            300,427
  Amortization of bond offering costs                                                      --            263,047
  Changes in operating assets and liabilities:
       Accounts receivable                                                         (4,075,402)          (120,883)
       Other current assets                                                          (327,129)          (197,176)
       Other assets                                                                  (534,861)          (317,497)
       Accounts payable                                                             3,944,418           (317,564)
       Accrued telecommunication costs                                               (758,837)        (1,191,504)
       Accrued restructuring costs                                                         --         (1,239,475)
       Senior Note interest payable                                                        --          7,150,000
       Other accrued liabilities                                                    1,384,620            360,888
                                                                                 ------------       ------------
Net cash used in operating activities                                              (6,415,670)       (18,107,126)
INVESTING ACTIVITIES:
Increase in restricted cash and investments                                          (792,334)        (1,479,396)
Purchases of property and equipment                                                  (903,941)        (2,637,881)
Purchase of minority interest in subsidiaries                                        (387,714)                --
Acquisition costs associated with purchase of NETnet                                       --           (375,000)
                                                                                 ------------       ------------
Net cash used in investing activities                                              (2,083,989)        (4,492,277)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock and exercise of warrants,
  net of offering costs                                                               755,455                 --
Principal payments on capital lease obligations                                      (438,749)        (3,565,833)
Principal payments on installment loans                                               (12,403)        (1,077,651)
Payments on notes payable                                                                  --           (150,000)
Bond offering costs                                                                        --           (501,011)
Dividends paid on Series A preferred stock                                                 --                (46)
                                                                                 ------------       ------------
Net cash provided by (used in) financing activities                                   304,303         (5,294,541)
                                                                                 ------------       ------------
Effect of exchange rate changes                                                        20,141            530,970
                                                                                 ------------       ------------
Decrease in cash and cash equivalents                                              (8,175,215)       (27,362,974)
Cash and cash equivalents at beginning of period                                   12,172,779         52,064,072
                                                                                 ============       ============
Cash and cash equivalents at end of period                                       $  3,997,564       $ 24,701,098
                                                                                 ============       ============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquired under capital leases                             $  1,141,016       $  2,440,571
                                                                                 ============       ============
Property and equipment purchased under installment loans                         $         --       $     18,840
                                                                                 ============       ============
Accrued dividends on Series A preferred stock                                    $     18,425       $     18,424
                                                                                 ============       ============

Accretion on Series B preferred stock and redeemable warrants                    $    483,864       $    495,349
                                                                                 ============       ============





                       See accompanying notes.                                5

                        LONG DISTANCE INTERNATIONAL INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The accompanying consolidated financial statements for the interim periods are unaudited and do not include all information and footnotes necessary for the presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

     In the opinion of the management of Long Distance International Inc., (the "Company") all adjustments necessary for a fair presentation of the results of the interim periods have been included. All adjustments were of a normal and recurring nature. The December 31, 1998 balance sheet was derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results for the full fiscal year ending December 31, 1999.

     The information included in these unaudited condensed consolidated financial statements should be read in conjunction with management's discussion and analysis of financial condition and results of operations and the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

2.   LOSS PER SHARE

     The Company computes loss per share pursuant to Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. Weighted average shares outstanding does not include any contingently issuable shares. The dilutive effect of options, warrants and Series A convertible preferred stock have not been considered as their effect would be antidilutive for all periods presented.

3.   COMPREHENSIVE INCOME

     SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity arising from non-owner sources. It includes net loss as well as foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. The only such item applicable to the Company is foreign currency translations adjustment which did not have a material effect on the Company's consolidated financial statements.

     Comprehensive loss for the three months ended March 31, 1999 was $29,456,758 as compared to $7,499,846 in the same period in the prior year.

4.   SEGMENT ANALYSIS

     The Company operates in one industry segment, the telecommunications services industry, which includes international and domestic telephony as well as fixed-line to mobile services. The Company has two reportable operating segments based on the geographical areas in which the Company provides services. The reportable segments are the United States and Europe. Operating loss represents net revenues less operating costs and expenses, and does not include interest expense/income and other expense/income. The unallocated portion represents depreciation expense for the Company's IRU's, which are used concurrently by the United States and European segments.


                             THREE MONTHS ENDED MARCH 31,
                           -------------------------------
                               1998               1999
                           ------------       ------------
 REVENUE:
    United States
      Retail               $ 12,115,582       $  5,675,875
      Wholesale                    --                 --
    Europe
      Retail                  3,128,205         19,574,000
      Wholesale                    --           12,684,000
                           ------------       ------------
 CONSOLIDATED REVENUE      $ 15,243,787       $ 37,933,875
                           ============       ============

 OPERATING LOSS:
    United States          $ (5,060,364)      $ (8,153,893)
    Europe                   (2,294,195)       (13,208,086)
    Unallocated                    --             (400,000)
                           ------------       ------------
 TOTAL OPERATING LOSS      $ (7,354,559)      $(21,761,979)
                           ============       ============

5.       ASSET IMPAIRMENT AND RESTRUCTURING COSTS

In December 1998, the Company implemented a worldwide plan to reduce selling, general and administrative costs and increase efficiencies. In connection with this program, the Company recorded charges of approximately $4.0 million in the fourth quarter of 1998. The cash outlay related to these charges in the first three months of 1999 was approximately $1.2 million. Primarily all activities and future cash outlays are expected to be completed by the second quarter of 1999. Details of the change in the restructuring accrual between December 31, 1998 and March 31, 1999 are outlined below.



                                             DECEMBER 31, 1998         PAYMENTS   MARCH 31, 1999
                                             -----------------        ----------  --------------

Involuntary employee terminations                   $2,411,170        $  820,411       $1,590,759
Closure of facilities and related costs                239,582           155,064           84,518
Other costs                                            364,000           264,000          100,000
                                                    ----------        ----------       ----------
                                                    $3,014,752        $1,239,475       $1,775,277
                                                    ==========        ==========       ==========


6.       CONTINGENCY

Viatel, Inc. ("Viatel"), a Trans-Atlantic cable provider, has claimed that the Company is obligated to pay $14,875,000 under certain letter agreements which Viatel claims obligated LDI to purchase certain cable capacity as part of an IRU agreement that was never consummated. The Company believes that it has no obligation to pay Viatel under those purported agreements and that its liability, in any event would be limited to the $1,625,000 which the Company placed in escrow during 1998. The Company intends to vigorously defend against Viatel's claim but is unable to predict the ultimate outcome of this matter and the amount of loss, if any.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998

Revenues, Net. Total revenues, net increased 149%, to $37.9 million for the three months ended March 31, 1999 from $15.2 million for the three months ended March 31, 1998. The increase in revenue is due to the growth in the Company's European operations, which include the results of NETnet International AB ("NETnet") and Newgate Communications Limited ("Newgate"). NETnet was acquired in October 1998 while Newgate was acquired in April 1998. Total billable minutes of use increased by 110% to 146.8 million minutes for the three months ended March 31, 1999 from 69.8 million minutes for the three months ended March 31, 1998. Average revenue per minute increased to $0.26 in the first three months of 1999 from $0.22 in the first three months of 1998. Average revenue per minute increased primarily because of a greater percentage of European revenues and billable minutes in the mix. As noted below, the average revenue per minute in Europe is higher than in the United States.

In the United States, revenues for the three months ended March 31, 1999 decreased by 53% to $5.7 million from $12.1 million for the three months ended March 31, 1998. Billable minutes decreased by 32% to 40.9 million minutes for the three months ended March 31, 1999, as compared with 59.8 million minutes for the three months ended March 31, 1998. The decrease in revenue and billable minutes is primarily due to a decrease in dial-around revenue as the Company has discontinued direct response advertising. In addition to the decrease in revenue and billable minutes, there was a decline in average revenue per minute, which fell to $0.14 for the first three months of 1999 as compared with $0.20 for the first three months of 1998 due to increased competition.

In Europe, revenues increased to $32.2 million for the three months ended March 31, 1999, as compared with $3.1 million for the three months ended March 31, 1998. Billable minutes increased from 10.0 million for the three months ended March 31, 1998 to 105.9 million for the three months ended March 31, 1999. The increase was due primarily to the inclusion of the results of Newgate and NETnet and increased activity of the Company's European wholesale division. Newgate contributed approximately 7% and NETnet contributed approximately 43% of European revenues during the three months ended March 31, 1999. The Company's European wholesale division, which commenced operations in the third quarter of 1998, contributed revenues of $12.7 million. Average revenue per minute decreased from $0.31 to $0.30 primarily due to a change in the traffic mix and to a lesser extent, from competition.

Cost of Telecommunications Services. Cost of telecommunications services increased by 232% to $34.5 million for the three months ended March 31, 1999, as compared with $10.4 million for the three months ended March 31, 1998. Average costs per minute increased from $0.15 for the three months ended March 31, 1998 to $0.24 for the three months ended March 31, 1999. This increase primarily reflects a change in the mix of billable minutes with proportionately more billable minutes from the Company's European operations, including its wholesale operations, in the first three months of 1999 than in the first three months of 1998. The average cost of telecommunications services is higher in Europe than in the United States. The Company's gross margin declined from 32% for the three months ended March 31, 1998 to 9% for the three months ended March 31, 1999. The decline in the gross margin percentage is primarily due to a greater percentage of revenue from the Company's wholesale division and from operational delays in migrating traffic onto the US network. The Company's wholesale division generally has a lower gross margin but is used to fill excess capacity on the network and give the Company a lower per minute rate on leased lines. The Company believes it will continue to experience pressure on its gross margin until it completes the migration of its telecommunications traffic to its network.

Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") increased by 60% to $18.9 million for the three months ended March 31, 1999, as compared with $11.8 million for the three months ended March 31, 1998. The increases resulted primarily from additional expenses in Europe as a result of the acquisitions of NETnet and Newgate in 1998. SG&A as a percent of revenue decreased to 50% for the three months ended March 31, 1999 from 78% for the same period in the prior year, and from 90% in the fourth quarter of 1998. The fourth quarter of 1998 included the results of NETnet and Newgate. The decrease is primarily due to the significant growth of our European revenue along with a concerted effort to reduce expenses in Europe subsequent to the acquisition of NETnet.

Depreciation and Amortization. Depreciation and amortization increased to $6.3 million for the three months ended March 31, 1999, from $0.4 million for the three months ended March 31, 1998. The increase was due to significantly more fixed assets, primarily network equipment and office equipment as the Company completed the buildout of its network in the United States, and the increase in fixed assets in Europe due to the acquisitions. In addition, goodwill amortization increased significantly due to the acquisitions.

Loss from Operations. Loss from operations increased from $7.4 million for the three months ended March 31, 1998, to $21.8 million for the three months ended March 31, 1999. The aforementioned factors caused this increase.

Net Loss. Net loss increased from $7.5 million for the three months ended March 31, 1998 to $29.7 million for the three months ended March 31, 1999. This increase was due to increased losses from operations together with increased interest expense resulting from the issuance of the Senior Notes and Warrants completed in April 1998.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1999, the Company had cash and cash equivalents of $24.7 million excluding restricted cash and certificates of deposit. On April 13, 1998, the Company consummated an Offering of 225,000 units, each unit consisting of one 12.25% Senior Note (the "Notes" or "Senior Notes") due 2008 and one Warrant to purchase a total of 3,394,655 shares of Common Stock for $225 million. Approximately $75.5 million of the Offering proceeds ($64.6 million as of March 31, 1999) was used to purchase US government securities, which will be sufficient upon receipt of scheduled interest and principal of such securities to fund the first six scheduled interest payments on the Notes.

Capital expenditures during the first three months of 1999 totaled approximately $5.1 million, including $2.5 million for property and equipment acquired pursuant to capital leases and installment loans. Capital expenditures relate primarily to equipment required to build the Company's telecommunications network in the United States and Europe as well as expenditures related to its new corporate headquarters in the United States. In addition, the Company expects to continue to incur operating losses until 2000 as it develops its operations in Europe and expands its marketing initiatives in the United States.

With the inclusion of the operating results of NETnet, the net proceeds from the Offering are not currently expected to be sufficient to fund LDI's operating losses and planned capital expenditures beyond 1999. EBITDA losses and planned capital expenditures are projected to total $44 million and $22 million, respectively, in 1999. Actual capital expenditures and cash requirements may vary significantly from LDI's estimates depending upon numerous factors including sales levels, competitive pressures and regulatory actions. In January 1999, the Board of Directors authorized the Company to pursue additional financing of approximately $40 million. The Company is currently seeking to obtain this financing in the second quarter of 1999 in the form of debt or equity or a combination thereof, from public or private sources, to fund the Company's capital needs. There can be no assurance that LDI will be able to raise such capital on satisfactory terms or at all. Furthermore, the restrictive covenants contained in the Indenture and the terms of LDI's Series B Preferred Stock limit LDI's ability to incur additional indebtedness. If LDI raises additional funds through the incurrence of indebtedness, LDI may become subject to additional or more restrictive covenants. If LDI is unable to obtain additional capital during 1999, LDI will likely be required to significantly reduce the scope of its expansion, and possibly to abandon certain markets in which it currently operates. Although providing a short term reduction in cash flow use, any such reduction or abandonment could have a long-term material adverse effect upon LDI's business, financial condition and results of operations and its ability to pay principal and interest on the Notes. If LDI is unable to obtain additional capital after 1999, LDI will be required to review all strategic alternatives.

Viatel, Inc. ("Viatel"), a Trans-Atlantic cable provider, has claimed that the Company is obligated to pay $14,875,000 under certain letter agreements which Viatel claims obligated LDI to purchase certain cable capacity as part of an IRU agreement that was never consummated. The Company believes that it has no obligation to pay Viatel under those purported agreements and that its liability, in any event would be limited to the $1,625,000 which the Company placed in escrow during 1998. The Company intends to vigorously defend against Viatel's claim but is unable to predict the ultimate outcome of this matter and the amount of loss, if any.

Net cash used in operating activities was $18.1 million for the three months ended March 31, 1999 as compared to $6.4 million for the three months ended March 31, 1998. The Company's net cash used in operating activities in the first three months of 1999 was primarily composed of a net loss of $29.7 million offset by $11.6 million of non-cash charges and changes in working capital. Net cash used in operating activities in the first three months of 1998 consisted of a net loss of $7.5 million offset by $1.1 million of non-cash charges and changes in working capital.

Net cash used in investing activities was $4.5 million for the three months ended March 31, 1999 as compared with $2.1 million for the three months ended March 31, 1998. Cash used in investing activities in the first three months of 1999 was comprised primarily of $2.6 million for capital expenditures and a $1.5 million increase in restricted cash and investments. Cash used in the first three months of 1998 consisted primarily of $0.9 million for capital expenditures and a $0.8 million increase in restricted cash and investments.

Net cash used in financing was $5.3 million for the three months ended March 31, 1999 as compared to net cash provided by financing of $0.3 million for the three months ended March 31, 1998. Cash used in financing activities in the first three months of 1999 consisted primarily of payments on capital lease obligations and installment loans of approximately $4.1 million. Cash provided by financing activities in the first three months of 1998 was comprised primarily of proceeds from the issuance of common stock and warrants. This was partially offset by $0.5 million in payments on capital lease obligations and installment loans.

FOREIGN CURRENCY EXPOSURE AND EUROPEAN MONETARY UNION

LDI is exposed to fluctuations in foreign currencies relative to the United States dollar because LDI generally bills in local currency, while transmission and other costs are paid in a mix of United States Dollars and local currency. Interest expense on the Notes will be paid in United States dollars. For the three months ended March 31, 1999 and March 31, 1998, approximately 85% and 21%, respectively, of LDI's revenues were billed in currencies other than the United States dollar. As LDI expands its operations in Europe, a higher percentage of revenues is expected to be billed in foreign currencies. LDI periodically evaluates the use of foreign exchange contracts to hedge foreign currency exposure and to control risks relating to foreign currency fluctuations. LDI does not use derivative financial instruments for speculative purposes. As of March 31, 1999, the Company had no open foreign currency positions.

On January 1, 1999 eleven of the existing members of the European Union ("EU") joined the European Monetary Union. This will lead, among many other things, to fundamental changes in the way participating EU states implement their monetary policies and manage local currency exchange rates. Ultimately, there will be a single currency within certain countries of the EU, known as the Euro and one organization, the European Central Bank, responsible for setting European monetary policy. While some believe that the change will bring a higher level of competition within Europe and a greater sense of economic stability within the region, there is no certainty that the Company's activity in this region will necessarily realize any benefits as a result of such changes. The Company has reviewed the impact the Euro will have on its business and whether this will give rise to a need for significant changes in its commercial operations or treasury management functions. While it is uncertain whether or not there will be any immediate direct benefits from the planned conversion, the Company believes it is properly prepared to accommodate any changes deemed necessary after January 1, 1999 without any significant changes to its current commercial operations, treasury management and management information systems.

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

The Readiness Initiative Project is being conducted by a management team that is coordinating all efforts. The management team is utilizing resources consisting of internal staff, external resources, third party network providers, and external business vendors. The Company intends to identify and make any necessary changes. Ongoing systems and applications upgrades are being tested and made Year 2000 ready as they are implemented. As part of the Readiness Initiative Project, the Company has been communicating directly with, or reviewing disclosures made by, incumbent LECs, carriers, switch providers, information systems vendors and other third parties that may impact LDI's readiness for the Year 2000. Such persons have represented, in these communications or disclosures, that the information systems of such persons, to the extent they would have an impact on LDI, are or will be, by January 1, 2000, Year 2000 ready. In addition, the LEC clearing house which provides billing support to the Company has certified to the Company that its systems, to the extent they would have an impact on LDI, are Year 2000 ready and the Company's accounting software providers have certified to the Company that such software is Year 2000 ready.

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

LDI's telecommunications switches are configured to operate in stand-alone mode, parallel mode, and/or re-route mode. In the instance of outages, the Company's network traffic is re-routed using switch software. LDI's network switches employ self-healing architecture capable of automatic re-routing should the need arise. In the case of natural disasters, the Company's switches operate in a fully redundant, full parallel mode. This mode allows LDI's traffic to be either re-routed or run in a parallel state. LDI believes the necessary geographic disparity between switches also provides another level of contingent security.

LDI's information technology, though different in objective, employs similar architectural standards. LDI's data network is also a self-healing, fully redundant network capable of re-routing data information to and from various LDI locations. The existence of parallel servers in disparate locations enables LDI to maintain full operational status of it's information technology infrastructure.

Some of the costs associated with LDI's Readiness Initiative Project were incurred in the first three months of 1998 and 1999 and the remainder will be incurred during 1999. LDI estimates the costs will be approximately $2.0 million over the life of, and adherence to, the project. LDI intends to continually reassess the estimated costs and status of its Year 2000 remediation efforts.

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

FORWARD LOOKING STATEMENTS

Certain statements contained in this Form 10-Q constitute "forward looking statements" made in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. As such, they involve risks and uncertainties that could cause actual results to differ materially from those set forth in such forward looking statements. The Company's forward looking statements are based on assumptions about, or include statements concerning, many important factors, including without limitation changes in customer usage and customer preferences. The Company's ability to effectively implement its strategies, including its expansion, network development and advanced information system strategies; competitive trends and consolidation within the telecommunications industry; the effect of economic changes in other countries in which LDI does business; and other factors described herein. While the Company believes that its assumptions are reasonable, it cautions that it is impossible to predict the impact of certain factors which could cause actual results to differ materially from expected results.

Part II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

          (a)      Exhibits:

                   Exhibit 27 - Financial Data Schedule

          (b)      Reports on Form 8-K:

                   None
                                                                              12

                        LONG DISTANCE INTERNATIONAL INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.


                                     LONG DISTANCE INTERNATIONAL INC.



                                        By:   /s/ Elizabeth Tuttle
                                            -------------------------------
                                              Elizabeth Tuttle
                                              Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)

Date:  May 10, 1999