Form 10-Q
period 1999-06-30
LONG DISTANCE INTERNATIONAL INC
filed 1999-08-16
CIK 930119

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

Yes [X]  No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

  Number of shares of common stock outstanding at August 10, 1999: 57,703,371

                        LONG DISTANCE INTERNATIONAL INC.

                               INDEX TO FORM 10-Q



                                                                                                     PAGE NUMBER
                                                                                                     -----------
Part I.  FINANCIAL INFORMATION

         Item 1.           Financial Statements

                           Consolidated Balance Sheets
                                    June 30, 1999 (unaudited) and December 31, 1998                        3

                           Consolidated Statements of Operations (unaudited)
                                    For the three and six months ended June 30, 1999 and
                                    June 30, 1998                                                          4

                           Consolidated Statements of Cash Flows (unaudited)
                                    For the six months ended June 30, 1999 and
                                    June 30, 1998                                                          5

                           Notes to Consolidated Financial Statements                                      6

         Item 2.           Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                            11

         Item 3.           Quantitative and Qualitative Disclosures about Market Risk                     15



Part II.  OTHER INFORMATION

         Item 6.           Exhibits and Reports on Form 8-K                                               18


SIGNATURES                                                                                                19


               LONG DISTANCE INTERNATIONAL INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements




                                                                           December 31,         June 30,
                                                                         ----------------  -----------------
                                                                              1998               1999
                                                                         ----------------  -----------------
                                                                                             (Unaudited)
                                           ASSETS
Current assets:
  Cash and cash equivalents                                                $   52,064,072      $   7,180,528
  Certificates of deposit                                                       2,907,895          1,549,781
  Restricted cash and investments                                              30,410,363         27,293,860
  Accounts receivable, net of allowance for doubtful accounts of
     $4,210,000 at December 31, 1998 and $4,649,000 at June 30, 1999           16,749,980         19,632,174
  Other current assets                                                          5,435,820          4,508,718
                                                                           --------------     --------------
Total current assets                                                          107,568,130         60,165,061
Net assets of discontinued operations                                          27,625,441          4,230,852
Restricted cash and investments                                                36,600,856         26,603,053
Property and equipment, net                                                    38,258,615         36,227,597
Goodwill, net of accumulated amortization of $3,223,000 at
  December 31, 1998 and $7,212,000 at June 30, 1999                           129,705,821        126,956,974
Other assets                                                                    2,855,565          3,436,694
                                                                           --------------     --------------
Total assets                                                               $  342,614,428     $  257,620,231
                                                                           ==============     ==============

                    LIABILITIES AND COMMON SHAREHOLDERS' EQUITY (CAPITAL DEFICIENCY):
Current liabilities:
  Accounts payable                                                         $   20,865,078     $   28,783,027
  Accrued telecommunication costs                                              18,243,307         10,634,293
  Accrued restructuring costs                                                   3,014,752          1,101,468
  Other accrued liabilities                                                    11,580,401         10,750,045
  Accrued acquisition contingency                                               7,508,029          7,508,029
  Senior Note interest payable                                                  5,976,563          5,735,937
  Notes payable                                                                 4,950,000          4,048,000
  Current portion of capital lease obligations                                 10,760,795          6,157,456
  Current portion of installment loans                                          2,840,776          3,051,147
                                                                           --------------     --------------
Total current liabilities                                                      85,739,701         77,769,402
Installment loans                                                               3,907,910          2,530,046
Capital lease obligations                                                      12,337,528         12,776,281
Senior Notes payable                                                          205,863,147        206,478,617
Commitments and Contingencies
Redeemable convertible, preferred stock, Series A, cumulative
     $.001 par value - 2,600,000 shares authorized and 2,456,556 shares issued and outstanding - liquidation value of
     $1,228,278 at December 31, 1998 and
     June 30, 1999                                                              1,199,278          1,236,126
Redeemable preferred stock, Series B, cumulative
     $.001 par value - 5,000,000 shares authorized and 2,500,000
     shares issued and outstanding - liquidation value of $25,000,000          14,275,864         15,236,879
Redeemable warrants, 3,394,665 authorized, issued and
     outstanding at December 31, 1998 and June 30, 1999                        11,566,939         11,567,763
Common shareholders' equity (capital deficiency):
  Common stock, $.001 par value - 100,000,000 shares authorized,
     57,703,371 shares issued and outstanding at
     December 31, 1998 and June 30, 1999                                           57,703             57,703
  Additional paid-in capital                                                  110,540,448        109,514,849
  Other comprehensive loss                                                       (815,465)          (543,587)
  Accumulated deficit                                                        (102,058,625)      (179,003,848)
                                                                           --------------     --------------
Total common shareholders' equity (capital deficiency)                          7,724,061        (69,974,883)
                                                                           --------------     --------------
Total liabilities and common shareholders' equity
   (capital deficiency)                                                    $  342,614,428     $  257,620,231
                                                                           ==============     =-============



                            See accompanying notes.

               LONG DISTANCE INTERNATIONAL INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                        Three months ended June 30,             Six months ended June 30,
                                                     ----------------  -----------------    ----------------- -----------------
                                                          1998               1999                 1998              1999
                                                     ----------------  -----------------    ----------------- -----------------
     Revenues:
       Retail, net                                      $  4,057,852       $ 20,596,000         $  7,186,056      $ 40,166,000
       Wholesale, net                                             --         11,971,000                   --        24,659,000
                                                     ----------------  -----------------    ----------------- -----------------
     Total revenues                                        4,057,852         32,567,000            7,186,056        64,825,000
     Costs of telecommunications services                  3,705,985         27,475,000            6,443,595        55,719,010
                                                     ----------------  -----------------    ----------------- -----------------
     Gross margin                                            351,867          5,092,000              742,461         9,105,990
     Selling, general and administrative expenses          4,390,893         14,044,270            8,750,239        28,730,507
     Depreciation and amortization                           678,555          5,210,224            1,000,436        10,330,557
                                                     ----------------  -----------------    ----------------- -----------------
     Operating loss                                       (4,717,581)       (14,162,494)          (9,008,214)      (29,955,074)
     Other expense (income):
       Interest expense                                    6,567,710          7,870,549            6,801,844        16,269,986
       Interest income                                    (1,626,474)          (868,603)          (1,734,418)       (1,881,181)
                                                     ----------------  -----------------    ----------------- -----------------
                                                           4,941,236          7,001,946            5,067,426        14,388,805

     Loss from continuing operations                      (9,658,817)       (21,164,440)         (14,075,640)      (44,343,879)
     Discontinued operations:
       Loss from discontinued operations                  (6,238,047)       (11,808,537)          (9,341,079)      (18,299,583)
       Loss on disposal of discontinued operations                --        (14,301,761)                  --       (14,301,761)
                                                     ----------------  -----------------    ----------------- -----------------
     Net loss                                            (15,896,864)       (47,274,738)         (23,416,719)      (76,945,223)

     Preferred stock dividends and preferred stock
       and warrant redemption accretion                     (516,061)          (511,777)          (4,604,207)       (1,025,552)
                                                     ----------------  -----------------    ----------------- -----------------
     Net loss applicable to common shareholders       $  (16,412,925)     $ (47,786,515)       $ (28,020,926)    $ (77,970,775)
                                                     ================  =================    ================= =================

     EARNINGS PER SHARE APPLICABLE TO COMMON
         SHAREHOLDERS - BASIC AND DILUTIVE:

     Loss from continuing operations:                 $        (0.40)     $       (0.38)       $       (0.74)    $       (0.79)
     Loss from discontinued operations                $        (0.24)     $       (0.45)       $       (0.36)    $       (0.56)
                                                     ----------------  -----------------    ----------------- -----------------
     Net loss per share                               $        (0.64)     $       (0.83)       $       (1.10)    $       (1.35)
                                                     ================  =================    ================= =================

     Weighted average shares outstanding                  25,809,999         57,703,371           25,379,167        57,703,731
                                                     ================  =================    ================= =================




                            See accompanying notes.

               LONG DISTANCE INTERNATIONAL INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                             Six Months Ended June 30,
                                                                        -----------------------------------
                                                                             1998               1999
                                                                        ----------------  -----------------
OPERATING ACTIVITIES:
Net loss                                                                  $ (23,416,719)     $ (76,945,223)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                 999,200         10,324,557
  Provision for bad debts                                                       267,158            594,000
  Amortization of discount on Senior Notes                                           --            600,854
  Amortization of bond offering costs                                           246,947            490,761
  Loss on phase-out of discontinued operations                                       --          4,756,983
  Provision for writedown of assets                                                  --         13,843,778
  Changes in operating assets and liabilities:
       Accounts receivable                                                       (4,715)        (3,476,194)
       Other current assets                                                    (850,491)           927,102
       Other assets                                                            (610,416)          (581,129)
       Accounts payable                                                       5,853,238          7,917,949
       Accrued telecommunication costs                                         (532,798)        (7,609,013)
       Accrued restructuring costs                                                   --         (1,913,284)
       Senior Note interest payable                                           5,895,313           (240,626)
       Other accrued liabilities                                                530,914         (1,078,357)
       Discontinued operations - changes in assets and liabilites            (2,815,065)         4,794,931
                                                                        ----------------  -----------------
Net cash used in operating activities                                     $ (14,437,434)     $ (47,592,911)
INVESTING ACTIVITIES:
(Increase) decrease in restricted cash and investments                      (77,542,133)        13,114,306
Increase in certificates of deposit                                                  --          1,358,114
Purchases of property and equipment                                          (4,359,426)        (2,418,044)
Disposal of property and equipment                                                   --             57,000
Purchase of minority interest in subsidiaries                                  (387,714)                --
Acquisition costs associated with purchase of Newgate                        (1,397,684)                --
Acquisition costs associated with purchase of NETnet                                 --         (1,108,105)
                                                                        ----------------  -----------------
Net cash provided by (used in) investing activities                       $ (83,686,957)     $  11,003,271
FINANCING ACTIVITIES:
Proceeds from issuance of Senior Notes and redeemable warrants,
  net of offering costs                                                     216,391,149           (503,057)
Proceeds from issuance of common stock and exercise of warrants,
  net of offering costs                                                       1,440,385                 --
Principal payments on capital lease obligations                                (996,771)        (6,240,130)
Principal payments on installment loans                                      (1,483,205)          (920,596)
Payments on notes payable                                                            --           (902,000)
                                                                        ----------------  -----------------
Net cash provided by (used in) financing activities                       $ 215,351,558      $  (8,565,783)
                                                                        ----------------  -----------------
Effect of exchange rate changes                                                  35,076            271,879
                                                                        ----------------  -----------------
Increase (decrease) in cash and cash equivalents                          $ 117,262,243      $ (44,883,544)
Cash and cash equivalents at beginning of period                             12,172,779         52,064,072
                                                                        ================  =================
Cash and cash equivalents at end of period                                $ 129,435,022      $   7,180,528
                                                                        ================  =================

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquired under capital leases                       $  2,683,890       $  2,075,544
                                                                        ================  =================
Property and equipment purchased under installment loans                   $  8,000,000       $         --
                                                                        ================  =================
Accrued dividends on Series A preferred stock                              $     36,849       $     36,849
                                                                        ================  =================
Accretion on Series B preferred stock and redeemable warrants              $    981,500       $    988,705
                                                                        ================  =================



                            See accompanying notes.

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

In the opinion of the management of Long Distance International Inc., (the "Company") all adjustments necessary for a fair presentation of the results of the interim periods have been included. All adjustments were of a normal and recurring nature. The December 31, 1998 balance sheet was derived from the audited financial statements, but does not include all the disclosures required by generally accepted accounting principles. The results of operations for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year ending December 31, 1999.

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

3. COMPREHENSIVE INCOME

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity arising from non-owner sources. It includes net loss as well as foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. Other than net loss, the only such item applicable to the Company is foreign currency translations adjustment which did not have a material effect on the Company's consolidated financial statements.

Comprehensive loss for the three months ended June 30, 1999 was $47,216,585 as compared to $15,881,797 in the same period in the prior year. Comprehensive loss for the six months ended June 30, 1999 was $76,731,498 as compared to $23,381,644 in the same period in the prior year.

4. SEGMENT ANALYSIS

The Company operates in one industry segment, the telecommunications services industry, which includes international and domestic telephony as well as fixed-line to mobile services. The Company has reportable operating segments based on the geographical areas in which the Company provides services as well as the type of customer it sells to. Operating loss represents net revenues less operating costs and expenses, and does not include interest expense/income and other expense/income. All inter-company transactions have been eliminated. Other, as shown below, includes the Company's operations in Spain, Italy, France and the U.S. headquarters. The Company also supports headquarters operations in Sweden and the United Kingdom. The costs associated with those headquarters are included in the amounts below related to those respective countries.

                                   Three Months Ended June 30,                  Six Months Ended June 30,
                                   -----------------------------              ----------------------------
                                      1998             1999                      1998             1999
                                   -----------     -------------              -----------     ------------
REVENUE:

  United Kingdom                   $ 3,471,022     $  7,240,000               $ 5,472,109     $ 12,346,000
  Germany                                   --        4,370,000                        --        9,770,000
  Sweden                                    --        2,963,000                        --        6,070,000
  Norway                                    --        1,055,000                        --        2,165,000
  Switzerland                               --        1,607,000                        --        3,345,000
  Austria                                   --        1,872,000                        --        3,772,000
  Other                                586,830        1,489,000                 1,713,947        2,698,000
  European - Wholesale                      --       11,971,000                        --       24,659,000
                                   -----------     ------------               -----------     ------------
CONSOLIDATED REVENUE:              $ 4,057,852     $ 32,567,000               $ 7,186,056     $ 64,825,000
                                   ===========     ============               ===========     ============

OPERATING INCOME (LOSS):

  United Kingdom                   $(2,303,077)    $ (1,193,000)              $(4,089,218)    $ (3,295,000)
  Germany                                   --          102,000                        --           (1,000)
  Sweden                                    --       (2,529,000)                       --       (6,133,000)
  Norway                                    --         (463,000)                       --         (866,000)
  Switzerland                               --         (249,000)                       --         (570,000)
  Austria                                   --         (306,000)                       --         (468,000)
  Other                             (2,514,504)      (9,269,494)               (4,918,996)     (18,248,074)
  European - Wholesale                      --         (255,000)                       --         (374,000)
                                   -----------     -------------              -----------     ------------
TOTAL OPERATING LOSS               $(4,717,581)    $(14,162,494)              $(9,008,214)    $(29,955,074)
                                   ===========     ============               ===========     ============

5. ASSET IMPAIRMENT AND RESTRUCTURING COSTS

In December 1998, the Company implemented a worldwide plan to reduce selling, general and administrative costs and increase efficiencies. In connection with this program, the Company recorded charges of approximately $4.0 million in the fourth quarter of 1998. The cash outlay related to these charges in the first six months of 1999 was approximately $1.6 million. Details of the change in the restructuring accrual between December 31, 1998 and June 30, 1999 are outlined below.


                                             December 31, 1998        Payments        Reduction     June 30, 1999
                                             -----------------        --------        ----------    -------------
Involuntary employee terminations               $ 2,411,170        $ (1,099,113)      $ (355,005)     $   957,052
Closure of facilities and related costs             239,582            (195,169)              --           44,413
Other costs                                         364,000            (263,997)              --          100,003
                                                -----------        ------------       ----------      -----------
                                                $ 3,014,752        $ (1,558,279)      $ (355,005)     $ 1,101,468
                                                ===========        =============      ===========     ===========

Pursuant to the restructuring, the Company recorded $1.1 million in employment contract obligations to executives. The Company has settled certain of these obligations for lesser amounts and has recorded a reduction of $355,005 in the reserve related to these settlements. The employment contract obligations are expected to be paid over the next twelve months.


6. CONTINGENCIES

Viatel, Inc. ("Viatel"), a Trans-Atlantic cable provider, has claimed that the Company is obligated to pay $14,875,000 under certain letter agreements which Viatel claims obligated the Company to purchase certain cable capacity as part of an IRU agreement that was never consummated. The Company believes that it has no obligation to pay Viatel under those purported agreements and that its liability, in any event, would be limited to the $1,625,000 which the Company placed in escrow during 1998. This amount is included in other assets in the Company's Balance Sheet as of June 30, 1999. The Company intends to vigorously defend against Viatel's claim but is unable to predict the ultimate outcome of this matter and the amount of loss, if any.

In connection with the October 1998 acquisition of NETnet International A.B., 2,519,473 shares of the purchase price are contingently returnable to the Company in connection with the accuracy of the seller's representations and have been classified as an accrued liability of $7,508,029 at December 31, 1998 and June 30, 1999. These shares have not been included in the number of shares used in the loss-per-share calculation for the six months ended June 30, 1999.


7. DISCONTINUED OPERATIONS

Following continued weakness in the United States operations, on May 18, 1999 the Company's Board of Directors agreed to a plan to discontinue the Company's U.S. retail operations. Accordingly, the operating results of the discontinued retail operations, including provisions for estimated losses during the phase-out period, have been segregated from continuing operations and reported as a separate line item on the statement of operations. Due to the subjective nature of estimating future operating losses and incremental costs of disposal, it is reasonably possible that these estimates may change in the future. Future changes in estimates will be included in the statement of operations in the period determined. The Company recorded an expense in the second quarter of 1999 in the amount of approximately $14,300,000 to provide for the estimated loss on disposition of the related assets and liabilities of the U.S. retail operations and other expenses related to the closing of these operations. Amounts recorded include approximately $4,300,000 for estimated operating losses during the phase-out period subsequent to June 30, 1999 and approximately $450,000 for rent under operating leases until the Company estimates it can sublease certain of its facilities. Included in the net assets of the discontinued operations at June 30, 1999 is $6,200,000 for property and equipment relating to the Company's U.S. network which is net of a write-down of $13.8 million to reserve for the expected loss on the sale of the property and equipment. The company is seeking potential buyers for this property and equipment. The Company is liable for capital lease obligations and installment loans on this equipment, and if a sale is consummated, will be required to repay the entire balance of these leases. Accordingly, the lease obligations of $8.3 million and installment loans of $4.1 million have not been included in the net assets of the discontinued operation.

The consolidated financial statements and related footnotes of the Company have been restated to report separately the net assets and operating results of the U.S. retail operations as discontinued operations for all periods presented.

Net assets of the U.S. retail operations, which are presented as net amounts in the Company's consolidated balance sheets at June 30, 1999 and December 31, 1998, are as follows:



                                                  December 31, 1998      June 30, 1999
                                                  -----------------      -------------
Accounts receivable                                  $ 8,170,303          $  3,073,072
Property and equipment                                20,560,597             6,169,266
Other assets                                             361,651               469,180
                                                     -----------          ------------
Total assets                                          29,092,551             9,711,518

Reserve for loss on disposition                               --            (4,756,983)
Other liabilities                                     (1,467,110)             (723,683)
                                                     -----------          ------------
Total liabilities                                     (1,467,110)           (5,480,666)
Net assets of discontinued operations                $27,625,441          $  4,230,852
                                                     ===========          ============


The results of discontinued operations for the six months ended June 30, 1999 and 1998 were as follows:


                                                    June 30, 1998         June 30, 1999
                                                    -------------         -------------
Net revenues                                         $23,471,091          $  9,311,981
Cost of telecommunications services                   15,237,015            12,121,263
                                                     -----------          ------------
Gross profit (loss)                                    8,234,076            (2,809,282)

Selling, general and administrative                   17,575,155            11,191,300
Estimated operating losses during the
  phase-out period of discontinued operations                 --             4,299,001
                                                     -----------          ------------
Loss from discontinued operations                    $(9,341,079)         $(18,299,583)
                                                     ===========          ============
Loss on disposal of discontinued operations          $        --          $(14,301,761)
                                                     ===========          ============

8. LIQUIDITY

The Company's cash and cash equivalents at June 30, 1999 are not sufficient to fund the operations of the Company through the end of 1999. During the second quarter of 1999, when it became apparent that the Company would not be successful in obtaining all of the debt or equity financing it was seeking, the company began to consider all alternatives available to it to raise additional liquidity and or realize value on its assets and operations. These options include the potential sale of the company or a substantial amount of its assets or debt or equity financing. The Company has only been successful in raising an additional $10 million of financing (see Note 9).

The Company has received preliminary indications from a party that they may be interested in acquiring the Company. The indication of interest would also provide for bridge financing on a fully secured basis to fund the working capital requirements of the Company between the time a definitive agreement is signed and the closing of the transaction. There can be no assurance as to whether or when the Company will agree to the terms of a proposed sale or will be in a position to implement such a sale.

If the company is unable to obtain additional debt or equity financing, to successfully implement a strategic alliance or arrange a sale of the Company or substantially all of the Company's assets in the near future, together with the financing necessary to consummate such a sale, it will have to file a petition under Chapter 11 of the Federal Bankruptcy Code.

The consolidated Financial Statements do not include any adjustments to reflect the possible future effects of the aforementioned on the recoverability and classification of assets or the amounts and classification of liabilities that may result from this uncertainty.

9. SUBSEQUENT EVENTS

On July 20, 1999, a subsidiary of the Company, LDI Acquisition Sub., Inc., a Delaware corporation ("LDI Acquisition"), borrowed $10,000,000 (the "Loan"), from Frederick A. DeLuca ("DeLuca"), an existing stockholder of the Company, pursuant to a term loan agreement (the "Loan Agreement"), among the Company, LDI Acquisition, DeLuca, the lenders from time to time signatory thereto (the "Other Lenders") and DeLuca, as collateral agent (in such capacity, the "Collateral Agent"). The Loan has a one year term, expiring on July 20, 2000 (the "Initial Term"), and is extendable for up to an additional four months at the option of the Company (the "Extended Term"). The principal amount of the loan is payable at maturity. Interest is payable monthly and the loan bears interest of 12-1/4% per annum during the Initial Term and 24-1/2% per annum during the Extended Term. The loan is subject to a prepayment penalty if prepaid prior to January 2000 and to substantial late charges if monthly interest payments are not paid on a timely basis. The Loan Agreement has been structured to allow for additional term loans (up to an aggregate principal amount (together with the Loan) of $40,000,000) from the Other Lenders in minimum term loan advances of $100,000. All such future loans shall be made subject to the terms of the Loan Agreement. The Company and LDI Acquisition have agreed that the proceeds of any term loan advances which, together with the Loan, exceed $32,500,000 would be used to repay the indebtedness of NETnet International A.B. ("NETnet") to certain Scandinavian banks who currently have a lien on the stock of NETnet.

The loan is secured by all the common stock of LDI Acquisition, pursuant to a pledge agreement by the Company in favor of the Collateral Agent for the ratable benefit of himself and the Other Lenders, and by all the capital stock of the subsidiaries of LDI Acquisition to the extent possible, pursuant to a pledge agreement by LDI Acquisition in favor of the Collateral Agent, for the ratable benefit of himself and the Other Lenders. The subsidiaries of LDI Acquisition represent all the non-U.S. based operations of the Company.

As additional consideration for, and as an inducement to DeLuca and the Other Lender to make loans under the agreement, the Company has agreed to issue to the lenders a (i) Class A Common Stock Warrants (the "A Warrants") to purchase up to 30% of the Company's common stock on a fully diluted basis as of the date immediately preceding the closing of the Loan (the "Fully Diluted Shares") and
(ii) Class B Warrants (the "B Warrants"; together with the A Warrants, the "Warrants") to purchase up to 20% of the Fully Diluted Shares (in each case, assuming a full funding under the Loan Agreement of $40,000,000). The B Warrants will become void in the event the term loan to which such Warrant relates is paid on or prior to four months after such loan is made. As of July 20, 1999, Warrants have only been issued to DeLuca to purchase up to an aggregate of 12.5% of the Fully Diluted Shares (or 7.5% of the Fully Diluted Shares if the B Warrants become void). Each Warrant is exercisable for a term of five years from its exercise date (as hereinafter defined) and the exercise price for each share of the Company's Common Stock exercisable under a Warrant is $.001 per share. No Warrant is exercisable (assuming the B Warrant has not been voided) until the earliest of:

     (a)  the sixteenth month anniversary date of the issuance of a Warrant;

     (b) the date the Company consummates an initial public offering of shares of Common Stock pursuant to an effective registration statement under the Securities Act of 1933;

     (c) the date the Company consummates a sale of all or a substantial portion of the business of the Company and its consolidated subsidiaries taken as a whole, whether by way of merger, acquisition, sale of assets or sale of capital stock;

     (d) the date a bankruptcy petition is filed by or against the Company, LDI Acquisition or a material operating subsidiary of LDI Acquisition;

     (e) the effective date of a waiver under the Indenture, dated as of April 13, 1998 (the "Indenture"), pursuant to which the Company's 12 1/4% Senior Notes due 2008 (the "Notes") were issued, the effect of which waiver would be to waive the requirement that the Company repurchase the Notes pursuant to Section 4.12 of the Indenture because of a Change of Control (as defined in the Indenture);

     (f) the date on which the exercise of all A Warrants and all B Warrants would not result in a Change of Control; and

     (g) the date on which a Change of Control under the Indenture occurs for a reason other than an exercise of any of the A Warrants or B Warrants and a waiver with respect thereto described in clause (e) above is not obtained; and

     (h) the date on which Cliff Friedland and David Glassman cease to be directors of the Company (other than by reason of their death or disability) or beneficially own in the aggregate less than 5,000,000 shares of Common Stock of the Company.

Additionally, as further consideration for the Loan, DeLuca (or his designee) was given the right to a seat on the Company's Board of Directors.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

As a consequence of the weakness in the U.S. operations, on May 18, 1999, the Company's Board of Directors agreed to a plan to discontinue the Company's U.S. retail operations. The results of operations and an estimate of the loss on disposal are included in the consolidated financial statements as discontinued operations. All periods presented have been restated to present the U.S. retail operations as discontinued operations.

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1998

Revenues, net. Revenues increased to $32.6 million for the three months ended June 30, 1999, as compared with $4.1 million for the three months ended June 30, 1998. Billable minutes increased from 10.8 million for the three months ended June 30, 1998 to 124.2 million for the three months ended June 30, 1999. The increase was due primarily to the inclusion of the results of Newgate Communications Ltd. ("Newgate") and NETnet International AB ("NETnet") and increased activity of the Company's European wholesale division. NETnet was acquired in October 1998 while Newgate was acquired in April 1998. Due to the acquisition of NETnet, for the three months ended June 30, 1999, the Company had revenues of $4.4 million in Germany, $3.0 million in Sweden, $1.1 million in Norway, $1.9 million in Austria and $1.6 million in Switzerland, while for the three months ended June 30, 1998, the Company had no revenues in those countries. Due to the acquisition of Newgate, the Company's revenues in the U.K. increased from $3.5 million for the three months ended June 30, 1998 to $7.2 million in 1999. The Company's European wholesale division, which commenced operations in the third quarter of 1998, contributed revenues of $12.0 million for the three months ended June 30, 1999. Average revenue per minute decreased to $0.26 in the three months ended June 30, 1999 from $0.38 in the three months ended June 30, 1998 primarily due to competition.

Cost of Telecommunications Services. Cost of telecommunications services increased by 643.2% to $27.5 million for the three months ended June 30, 1999, as compared with $3.7 million for the three months ended June 30, 1998. This increase is due to the increase in billable minutes partially offset by the decline in cost per minute. Average cost per minute was $0.22 for the three months ended June 30, 1999 as compared to $0.34 for the three months ended June 30, 1998. This decrease primarily reflects cost reductions available to the Company due to the increased volume in the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. The Company's gross margin was 15.6% for the three months ended June 30, 1999 as compared to 8.7% for the three months ended June 30, 1998. The improvement in the gross margin percentage is primarily due to the Company being able to obtain better pricing due to increased volume despite pricing pressure from customers. The Company's wholesale division generally has a substantially lower gross margin than the Company's retail division due to competitive pressures.

Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") increased by 218.2% to $14.0 million for the three months ended June 30, 1999, as compared to $4.4 million for the three months ended June 30, 1998. The increase resulted primarily from additional expenses in Europe as a result of the acquisitions of NETnet and Newgate in 1998. Due to the acquisitions, the Company is now supporting offices in 9 countries in Europe and has increased its employee base in Europe from 121 employees at June 30, 1998 to 342 employees at June 30, 1999. SG&A decreased as a percent of revenue to 43.1% for the three months ended June 30, 1999 from 108.2% for the same period in the prior year. The change is primarily due to the significant growth of the Company's European revenue along with a concerted effort to minimize expenses in Europe subsequent to the acquisition of NETnet.

Depreciation and Amortization. Depreciation and amortization increased to $5.2 million for the three months ended June 30, 1999, from $678,555 for the three months ended June 30, 1998. The increase was due to significantly more fixed assets, primarily office equipment and network equipment acquired by the Company to complete the build-out of its European network, and the increase in fixed assets in Europe due to the acquisitions. In addition, goodwill amortization increased significantly due to the acquisitions.

Loss from Continuing Operations. Loss from continuing operations increased to $21.2 million for the three months ended June 30, 1999, from $9.7 million for the three months ended June 30, 1998. The aforementioned factors caused this increase.

Discontinued Operations. As a consequence of the continued weakness in the U.S. operations, on May 18, 1999 the Board of Directors of the Company agreed to a plan to discontinue the U.S. retail operations. Accordingly, the Company's consolidated financial statements for June 30, 1999 and 1998 have been restated to include the U.S. retail operations as discontinued operations. In the three months ended June 30, 1999, the Company recorded an estimated loss of $26.1 million in connection with the operations and anticipated disposition of the related assets and liabilities. This amount includes $4.3 million for the estimated operating losses during the phase-out period. This includes sale of the Company's U.S. network, U.S. customer base and cessation of all marketing to U.S. retail customers. The Company also laid off two thirds of its U.S. based employees in accordance with the Workers Adjustment and Retraining Notification Act.

Net Loss. Net loss increased to $47.3 million for the three months ended June 30, 1999 from $15.9 million for the three months ended June 30, 1998. This increase was due to increased losses from operations together with increased interest expense resulting from the issuance of the 12 1/4% Senior Notes Due 2008 and related Warrants completed in April 1998 and from additional interest on financing of equipment.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998

Revenues, net. Revenues increased to $64.8 million for the six months ended June 30, 1999, as compared with $7.2 million for the six months ended June 30, 1998. Billable minutes were 230.1 million for the six months ended June 30, 1999 as compared to 20.8 million for the six months ended June 30, 1998. The increase was due primarily to the inclusion of the results of Newgate and NETnet and increased activity of the Company's European wholesale division. Due to the acquisition of NETnet, the Company had revenues of $6.1 million in Sweden, $9.8 million in Germany, $3.3 million in Switzerland, $3.8 million in Austria and $2.2 million in Norway, while during the six months ended June 30, 1998 there were no revenues in these countries. The increase in U.K. revenues from $5.5 million for the six months ended June 30, 1998 to $12.3 million for the six months ended June 30, 1999 was primarily due to the acquisition of Newgate in April 1998. The Company's European wholesale division, which commenced operations in the third quarter of 1998, contributed revenues of $24.7 million during the six months ended June 30, 1999. Average revenue per minute decreased from $0.35 for the six months ended June 30, 1998, to $0.28 for the six months ended June 30, 1999, primarily due to competition.

Cost of Telecommunications Services. Cost of telecommunications services increased by 770% to $55.7 million for the six months ended June 30, 1999, as compared with $6.4 million for the six months ended June 30, 1998. The increase in cost of telecommunications services is due to the increase in billable minutes in the six months ended June 30, 1999 as compared to the same period in 1998. Average costs per minute decreased to $0.24 for the six months ended June 30, 1999 from $0.31 for the six months ended June 30, 1998. This decrease primarily reflects cost reductions due to increased volume in the six months of 1999 as compared to the six months of 1998. The Company's gross margin was 14.0% for the six months ended June 30, 1999 as compared to 10.3% for the six months ended June 30, 1998. The increase in the gross margin percentage is primarily due to the Company obtaining better pricing from vendors at a faster rate than pricing pressure from customers. The Company's wholesale division generally has a substantially lower gross margin than the Company's retail division due to competitive pressures.

Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") increased by 226% to $28.7 million for the six months ended June 30, 1999, as compared with $8.8 million for the six months ended June 30, 1998. The increases resulted primarily from additional expenses in Europe as a result of the acquisitions of NETnet and Newgate in 1998. As a result of these acquisitions, the Company is now supporting offices in 9 countries in Europe and increased its European employee base from 121 employees at June 30, 1998, to 342 at June 30, 1999. SG&A as a percent of revenue decreased to 44.3% for the six months ended June 30, 1999 from 121.8% for the same period in the prior year. The decrease is primarily due to the significant growth of our European revenue along with a concerted effort to minimize expenses in Europe subsequent to the acquisition of NETnet.

Depreciation and Amortization. Depreciation and amortization increased to $10.3 million for the six months ended June 30, 1999, from $1.0 million for the six months ended June 30, 1998. Goodwill amortization increased to $3.9 million due to the acquisitions of Newgate and NETnet. Depreciation increased to $6.4 million due to significantly more fixed assets, primarily office equipment and network equipment as the Company completed the build-out of its network, and the increase in fixed assets in Europe in connection with the acquisitions of Newgate and NETnet.

Loss from Continuing Operations. Loss from continuing operations increased to $44.3 million for the six months ended June 30, 1999, from $14.1 million for the six months ended June 30, 1998. The aforementioned factors caused this increase.

Discontinued Operations. As a consequence of the continued weakness of the U.S. operations, on May 18, 1999 the Board of Directors of the Company agreed to a plan to discontinue the U.S. retail operations and the Company's consolidated financial statements for June 30, 1999 and 1998 have been presented to include the U.S. retail operations as discontinued operations. During the first six months of 1999, the Company recorded an estimated loss on the operations and disposition of the related assets and liabilities of $32.6 million. This amount included $4.3 million for the estimated operating losses during the phase-out period. This includes sale of the Company's U.S. network, U.S. customer base and cessation of all marketing to U.S. retail customers. The Company also laid off two thirds of its U.S. based employees in accordance with the Workers Adjustment and Retraining Notification Act.

Net Loss. Net loss increased to $76.9 million for the six months ended June 30, 1999 as compared to $23.4 million for the six months ended June 30, 1998. This increase was due to increased losses from operations together with increased interest expense resulting from the issuance of the 12 1/4% Senior Notes Due 2008 and Warrants completed in April 1998.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1999, the Company had cash and cash equivalents of $7.2 million as compared with cash and cash equivalents of $52.1 million on December 31, 1998. In addition, the Company had $53.9 million of restricted cash (which will primarily be used to pay interest on the Company's 12 1/4% Senior Notes Due
2008) as compared with $67.0 million of restricted cash on December 31, 1998. LDI's cash and cash equivalents at June 30, 1999, together with the $10 million proceeds of the secured debt raised during July 1999, are not sufficient to fund the operations of the Company through the end of 1999. Unless the Company is able to raise additional capital or bridge financing in the near-term, it expects that it will have exhausted significantly all of its unrestricted cash and cash equivalents in September 1999. The Company expects that it will require approximately $30 million in additional cash to fund operations, including approximately $5.6 million for capital expenditures, for the last six months of 1999. Actual cash requirements, including capital expenditures, may vary significantly from the Company's estimates depending upon numerous factors including sales levels, competitive pressures and regulatory actions. The Company has taken steps to reduce its operating losses and reduce the scope of its operations by closing its retail business in the United States.

In January, the Board of Directors authorized the Company to pursue additional financing of approximately $40 million and subsequently retained Morgan Stanley & Co. Incorporated ("Morgan Stanley") as its financial advisor. The Company sought to obtain this financing in the second quarter of 1999 in the form of debt or equity or a combination thereof, from public or private sources, to fund the Company's operations and expenditures through 1999. The Company was not successful in obtaining such financing during the second quarter. During July 1999, the Company raised $10 million through a secured loan. There can be no assurance that LDI will be able to raise the additional capital on satisfactory terms or at all. Furthermore, the restrictive covenants contained in the Indenture and the terms of LDI's Series B Preferred Stock may restrict the Company's ability to raise additional debt and equity due to limitations on indebtedness as defined in the Indenture and a provision which stipulates a repurchase of the 12 1/4% Senior Notes Due 2008 upon a Change of Control as defined in the Indenture.

Without prior notice, at the end of June, 1999, Morgan Stanley advised the Company that it was abandoning its efforts to raise capital on behalf of the Company and unilaterally terminating its engagement as financial advisor to the Company. In connection with Morgan Stanley's termination of its engagement, Morgan Stanley has advised the Company it is a holder of a significant portion of the Company's 12 1/4% Senior Notes due 2008. The Company has expressly reserved all rights, remedies, claims and causes of action that it has or may have against Morgan Stanley in connection with Morgan Stanley's engagement as financial advisor to the Company and the terms and conditions of the termination of such engagement. In addition, representatives of Morgan Stanley advised the Company that Morgan Stanley, together with other holders of the Company's 12 1/4% Senior Notes due 2008, have organized an unofficial committee that claims to represent the holders of 95% of the Company's 12 1/4% Senior Notes due 2008 (the "Unofficial Noteholder Committee"). The Unofficial Noteholder Committee has engaged Wachtell, Lipton, Rosen & Katz as counsel. During the last week of July 1999, the Company engaged (i) Fried, Frank, Harris, Shriver & Jacobson as restructuring counsel and (ii) Jefferies & Company, Inc. to replace Morgan Stanley as its investment advisor.

During the second quarter, the Company began to consider all alternatives available to it to raise additional liquidity and/or realize value on its assets and operations. At least one party, (the "Potential Purchaser") has tendered a preliminary indication of interest in acquiring the Company. The indication of interest provides for bridge financing on a fully secured basis to fund the working capital requirements of the Company between the time a definitive agreement is signed and the closing of the transaction. The Unofficial Noteholder Committee has informed the Company that it supports the preliminary indication of interest and a sale of the Company to the Potential Purchaser. In this regard, the Unofficial Noteholder Committee has proposed an allocation between the holders of the 12 1/4% Senior Notes due 2008 (the "Noteholders") and the holders of the equity in the Company of any proceeds received from the sale of the Company to the Potential Purchaser. Based on the current indication of interest by the Potential Purchaser, the proposed allocation would not provide the Noteholders with payment in full of the outstanding principal amount of the 12 1/4% Senior Notes due 2008 and the accrued and unpaid interest thereon. The Company and its advisors are currently pursuing the indication of interest by the Potential Purchaser and are exploring all other potential sale and alternative financing opportunities. In order to consummate a sale transaction, however, the Company would have to obtain additional liquidity or bridge financing from the Potential Purchaser or other party through the consummation of such sale transaction. There can be no assurance that the Company will be successful in its sale efforts or in obtaining the financing necessary to consummate such a sale. In addition, there can be no assurances as to the amount of proceeds that will be received from any sale of the Company. There can also be no assurance that the Company will be successful in implementing any other alternative. If the Company is unable to obtain additional debt or equity financing, to successfully implement a strategic alliance, or arrange a sale of the Company or substantially all the Company's assets in the near future, together with the financing necessary to consummate such sale, it will have to file a petition under Chapter 11 of the Federal Bankruptcy Code. The Company believes that, absent obtaining liquidity by means of bridge financing in connection with an acquisition of the Company, there may not be sufficient time to obtain alternative funding necessary for the Company to avoid filing a petition under Chapter 11 of the Federal Bankruptcy Code.

The Company expects to continue to incur significant operating and net losses and to make substantial capital expenditures for the foreseeable future. The operating and net losses are due to the start-up and development of the Company's operations including the operations of NETnet. The Company has incurred significant capital expenditures in connection with the development of its telecommunications network. To date, the Company has utilized cash provided from financing activities to fund losses and capital expenditures. The sources of this cash include the Company's 12 1/4% Senior Notes issued in 1998, and to a lesser extent, vendor financing of equipment and IRU's.

Net cash used in operating activities was $47.6 million for the six months ended June 30, 1999 as compared to $14.4 million for the six months ended June 30, 1998. The Company's net cash used in operating activities in the six months ended June 30, 1999 was primarily composed of a net loss of $76.9 million offset by $30.6 million of non-cash charges and $1.3 million changes in working capital. Included in these non-cash charges are $10.3 million for depreciation and amortization, $13.8 million to write down assets to fair value and $4.8 million for future operating losses of the Company's discontinued operations. Net cash used in operating activities in the six months ended June 30, 1998 consisted of a net loss of $23.4 million offset by $1.5 million of non-cash charges and changes in working capital.

Net cash provided by investing activities was $11.0 million for the six months ended June 30, 1999 as compared with net cash used in investing activities of $83.7 million for the six months ended June 30, 1998. Cash used in investing activities in the six months ended June 30, 1999 was comprised primarily of $2.4 million for capital expenditures and a $13.1 million decrease in restricted cash and investments. Cash used in the six months ended June 30, 1998 consisted primarily of a $77.5 million increase in restricted cash and investments and $4.4 million for capital expenditures.

Net cash used in financing activities was $8.6 million for the six months ended June 30, 1999 as compared to net cash provided by financing activities of $215.4 million for the six months ended June 30, 1998. Cash used in financing activities in the six months ended June 30, 1999 consisted primarily of payments on capital lease obligations, installment loans and notes payable of approximately $8.1 million. Cash provided by financing activities in the six months ended June 30, 1998 was comprised primarily of proceeds from the issuance of the Senior Notes and Redeemable Warrants and common stock and warrants. This was partially offset by $2.5 million in payments on capital lease obligations and installment loans.

Viatel, Inc. ("Viatel"), a Trans-Atlantic cable provider, has claimed that the Company is obligated to pay $14,875,000 under certain letter agreements which Viatel claims obligated the Company to purchase certain cable capacity as part of an IRU agreement that was never consummated. The Company believes that it has no obligation to pay Viatel under those purported agreements and that its liability, in any event would be limited to the $1,625,000 which the Company placed in escrow during 1998. The Company intends to vigorously defend against Viatel's claim but is unable to predict the ultimate outcome of this matter and the amount of loss, if any.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

FOREIGN CURRENCY EXPOSURE AND EUROPEAN MONETARY UNION

The Company is exposed to fluctuations in foreign currencies relative to the United States dollar because the Company generally bills in local currency, while transmission and other costs are paid in a mix of United States Dollars and local currency. Interest expense on the 12 1/4% Senior Notes Due 2008 will be paid in United States dollars. For the six months ended June 30, 1999 and June 30, 1998, approximately 100% and 80%, respectively, of the Company's revenues from continuing operations were billed in currencies other than the United States dollar. The Company periodically evaluates the use of foreign exchange contracts to hedge foreign currency exposure and to control risks relating to foreign currency fluctuations. The Company does not use derivative financial instruments for speculative purposes. As of June 30, 1999, the Company had no open foreign currency positions.

On January 1, 1999 eleven of the existing members of the European Union ("EU") joined the European Monetary Union. This will lead, among many other things, to fundamental changes in the way participating EU states implement their monetary policies and manage local currency exchange rates. Ultimately, there will be a single currency within certain countries of the EU, known as the Euro and one organization, the European Central Bank, responsible for setting European monetary policy. While some believe that the change will bring a higher level of competition within Europe and a greater sense of economic stability within the region, there is no certainty that the Company's activity in this region will necessarily realize any benefits as a result of such changes. The Company has reviewed the impact the Euro will have on its business and whether this will give rise to a need for significant changes in its commercial operations or treasury management functions. While it is uncertain whether or not there will be any immediate direct benefits from the planned conversion, the Company believes it is properly prepared to accommodate any changes deemed necessary to implement use of the Euro after January 1, 1999 without any significant changes to its current commercial operations, treasury management and management information systems.

IMPACT OF YEAR 2000


"Year 2000 Readiness" which affects many corporations, concerns the inability of information systems, primarily computer software programs, to properly recognize and process date sensitive information relating to the Year 2000 and beyond. The Company has initiated a company-wide program to identify and address issues associated with the ability of its date sensitive information, telephony and business systems, as well as certain other pertinent equipment, to properly recognize Year 2000 Readiness issues in order to avoid interruption of the operation of these systems or equipment as a result of the century change on January 1, 2000 (the "Readiness Initiative Project"). The Readiness Initiative Project is also designed to assess the impact on the Company of the readiness of third party business entities with which the Company is engaged in business or for which the Company provides services.

Inability to reach substantial Year 2000 Readiness in the Company's systems and integral third party systems could result in interruption or failure of the Company's ability to provide telecommunications services, interruption or failure of the Company's customer billing processes, operating and other information technology systems and/or failure of certain date sensitive equipment. Such interruptions or failures could result in claims by customers and/or loss of revenue due to service interruption and/or delays in the Company's ability to bill its customers in an accurate and timely manner. Additionally, increased expenses associated with litigation and/or stabilization of operations following such interruptions or failures or execution of Year 2000 contingency plans could, and most probably would result in significant revenue and cost issues.

The Readiness Initiative Project is being conducted by a management team that is coordinating all efforts. The management team is utilizing resources consisting of internal staff, external resources, third party network providers, and external business vendors. The Company intends to identify and make any necessary changes. Ongoing systems and applications upgrades are being tested and made Year 2000 ready as they are implemented. As part of the Readiness Initiative Project, the Company has been communicating directly with, or reviewing disclosures made by, incumbent LECs, carriers, switch providers, information systems vendors and other third parties that may impact the Company's readiness for the Year 2000. Such persons have represented, in these communications or disclosures, that the information systems of such persons, to the extent they would have an impact on the Company, are or by January 1, 2000, will be Year 2000 ready. The Company's software providers have certified to the Company that such software is Year 2000 ready.

The Company has completed all Year 2000 Readiness conversion and testing issues for its most critical business systems used in domestic operations. Year 2000 conversion, testing, and deployment for international systems is expected to be completed by late 1999.

The Company has developed several contingency plans for conducting its business operations in the event of crisis, including system outages or natural disasters. As a part of the Readiness Initiative Project, the Company is reviewing its other business contingency plans to ensure they adequately address Year 2000 Readiness issues that may also arise. The Company's operational systems, such as billing and accounting, are also being addressed in this endeavor.

The Company's Year 2000 contingency efforts cover all aspects of the Company's business objectives. The two most important criteria are the Company's ability to carry telecommunications traffic and to bill for such traffic.

The Company's telecommunications switches are configured to operate in stand-alone mode, parallel mode, and/or re-route mode. In the instance of outages, the Company's network traffic is re-routed using switch software. The Company's network switches employ self-healing architecture capable of automatic re-routing should the need arise. In the case of natural disasters, the Company's switches operate in a fully redundant, full parallel mode. This mode allows the Company's traffic to be either re-routed or run in a parallel state. The Company believes the necessary geographic disparity between switches also provides another level of contingent security.

The Company's information technology, though different in objective, employs similar architectural standards. The Company's data network is also a self-healing, fully redundant network capable of re-routing data information to and from various Company locations. The existence of parallel servers in disparate locations enables The Company to maintain full operational status of it's information technology infrastructure.

Some of the costs associated with the Company's Readiness Initiative Project were incurred in the six months ended June 30, 1999 and the remainder will be incurred during 1999. The Company estimates the costs will be approximately $2.0 million over the life of, and adherence to, the project. The Company intends to continually reassess the estimated costs and status of its Year 2000 remediation efforts.

The Company currently anticipates the mission critical systems it controls in its domestic and international operations to be fully Year 2000 ready by January 1, 2000. However, no assurance can be given that unforeseen circumstances will not arise during the performance of the testing and deployment phases of the Company's Readiness Initiative Project that would adversely affect the Year 2000 Readiness of the Company. Furthermore, the Year 2000 Readiness of the Company's integral third party networks is not yet fully known. As a result, the Company is unable to determine the impact that any third party systems interruptions or failures would have on the Company's business, results of operations or financial condition.

INFLATION

The Company does not expect inflation to have any significant impact on its business, financial condition or results of operations.

SEASONALITY

The Company believes its business is not subject to significant seasonality based on historical trends.

FORWARD LOOKING STATEMENTS

Certain statements contained in this Form 10-Q constitute "forward looking statements" made in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. As such, they involve risks and uncertainties that could cause actual results to differ materially from those set forth in such forward looking statements. The Company's forward looking statements are based on assumptions about, or include statements concerning, many important factors, including without limitation changes in customer usage and customer preferences, the Company's ability to effectively implement its strategies, including its expansion, network development and advanced information system strategies; competitive trends and consolidation within the telecommunications industry; the effect of economic changes in other countries in which the Company does business; and other factors described herein. While the Company believes that its assumptions are reasonable, it cautions that it is impossible to predict the impact of certain factors which could cause actual results to differ materially from expected results.

Part II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits:

             Exhibit 10.18 - Term Loan Agreement, among Long Distance International Inc., a Florida corporation ("LDI"), LDI Acquisition Sub. Inc., a Delaware Corporation ("LDI Sub"), the lenders listed on Schedule I attached thereto (the "Lenders") and Frederick A. DeLuca as Collateral Agent ("the Collateral Agent")

             Exhibit 10.19 - Promissory Note in the Principal Amount of
             $10,000000

             Exhibit 10.20 - Stock Pledge Agreement between LDI Sub and the Collateral Agent

             Exhibit 10.21 - Parent Stock Pledge Agreement between LDI and the Collateral Agent

             Exhibit 10.22 - Class A Bridge Loan Warrant to purchase common stock made by LDI to Frederick A. DeLuca

             Exhibit 10.23 - Class B Bridge Loan Warrant to purchase common stock made by LDI to Frederick A. DeLuca

             Exhibit 10.24 - Undertaking of Certain Actions

             Exhibit 27 - Financial Data Schedule

     (b) Reports on Form 8-K:

         None

                        LONG DISTANCE INTERNATIONAL INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.


LONG DISTANCE INTERNATIONAL INC.



                               By: /s/ Elizabeth  A. Tuttle
                                   --------------------------------------------
                                   Elizabeth  A. Tuttle
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)


Date:  August 13, 1999