Form 10-Q
period 1999-09-30
LONG DISTANCE INTERNATIONAL INC
filed 1999-11-15
CIK 930119

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
-------------------------------------------------------------------------------

                                   FORM 10-Q


 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

 Number of shares of common stock outstanding at November 10, 1999: 57,703,371

                        LONG DISTANCE INTERNATIONAL INC.

                               INDEX TO FORM 10-Q

                                                                                           PAGE NUMBER
                                                                                           -----------
Part I.  FINANCIAL INFORMATION

         Item 1.           Financial Statements

                           Condensed Consolidated Balance Sheets
                                    September 30, 1999 (unaudited) and December 31, 1998          3

                           Condensed Consolidated Statements of Operations (unaudited)
                                    For the three and nine months ended September 30, 1999
                                    and September 30, 1998                                        4

                           Condensed Consolidated Statements of Cash Flows (unaudited)
                                    For the nine months ended September 30, 1999 and
                                    September 30, 1998                                            5

                           Notes to Condensed Consolidated Financial Statements                   6

         Item 2.           Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                   14

         Item 3.           Quantitative and Qualitative Disclosures about Market Risk            18



Part II.  OTHER INFORMATION

         Item 6.           Exhibits and Reports on Form 8-K                                      21


SIGNATURES                                                                                       22


PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

               LONG DISTANCE INTERNATIONAL INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                      December 31,         September 30,
                                                                                         1998                   1999
                                                                                     -------------         -------------
                                                                                                             (Unaudited)
                                        Assets:
   Current assets:
     Cash and cash equivalents                                                       $  52,064,072         $   4,405,230
     Certificates of deposit                                                             2,907,895                    --
     Restricted cash and investments                                                    30,410,363            54,032,614
     Accounts receivable, net of allowance for doubtful accounts of $4,210,000 at December 31, 1998 and $3,260,000 at
        September 30, 1999                                                              16,749,980            15,125,022
     Other current assets                                                                5,435,820             7,278,131
                                                                                     -------------         -------------
   Total current assets                                                                107,568,130            80,840,997
   Net assets of discontinued operations                                                27,625,441             4,793,837
   Restricted cash and investments                                                      36,600,856                    --
   Property and equipment, net                                                          38,258,615            31,655,372
   Goodwill, net of accumulated amortization of $3,223,000 at
     December 31, 1998 and $9,409,000 at September 30, 1999                            129,705,821           125,025,049
   Other assets                                                                          2,855,565             3,150,270
                                                                                     -------------         -------------
   Total assets                                                                      $ 342,614,428         $ 245,465,525
                                                                                     =============         =============

                         LIABILITIES AND COMMON SHAREHOLDERS' EQUITY (CAPITAL DEFICIENCY):
   Current liabilities:
     Accounts payable                                                                $  20,865,078         $  27,073,758
     Accrued telecommunication costs                                                    18,243,307            10,134,563
     Accrued restructuring costs                                                         3,014,752               778,199
     Other accrued liabilities                                                          11,580,401            11,525,367
     Accrued acquisition contingency                                                     7,508,029             7,508,029
     Senior Note interest payable                                                        5,976,563            12,626,563
     Notes payable                                                                       4,950,000            13,456,579
     Current portion of capital lease obligations                                       10,760,795            11,664,531
     Current portion of installment loans                                                2,840,776             5,278,389
                                                                                     -------------         -------------
   Total current liabilities                                                            85,739,701           100,045,978
   Installment loans                                                                     3,907,910                    --
   Capital lease obligations                                                            12,337,528             5,204,000
   Senior Notes payable                                                                205,863,147           207,002,521
   Commitments and Contingencies
   Redeemable convertible, preferred stock, Series A, cumulative
        $.001 par value - 2,600,000 shares authorized and
        2,456,556 shares issued and outstanding - liquidation value
        of $1,228,278 at December 31, 1998 and September 30, 1999                        1,199,278             1,254,550
   Redeemable preferred stock, Series B, cumulative $.001 par value -
        5,000,000 shares authorized and 2,500,000 shares issued
        and outstanding - liquidation value of $25,000,000                              14,275,864            15,717,386
   Redeemable warrants, 3,394,665 authorized, issued and
        outstanding at December 31, 1998 and September 30, 1999                         11,566,939            11,580,372
   Redeemable warrants, 12,543,714 authorized, issued
        and outstanding at September 30, 1999                                                   --               783,092
   Common shareholders' equity (capital deficiency):
     Common stock, $.001 par value - 250,000,000 shares
        authorized, 57,703,371 shares issued and outstanding at
        December 31, 1998 and September 30, 1999                                            57,703                57,703
   Additional paid-in capital                                                          110,540,448           109,003,040
   Accumulated other comprehensive loss                                                   (815,465)             (280,586)
   Accumulated deficit                                                                (102,058,625)         (204,902,531)
                                                                                     -------------         -------------
   Total common shareholders' equity (capital deficiency)                                7,724,061           (96,122,374)
                                                                                     -------------         -------------
   Total liabilities and common shareholders' equity
    (capital deficiency)                                                             $ 342,614,428         $ 245,465,525
                                                                                     =============         =============

                                See accompanying notes.

               LONG DISTANCE INTERNATIONAL INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                     Three months ended September 30,    Nine months ended September 30,
                                                     --------------------------------   ---------------------------------
                                                           1998           1999              1998              1999
                                                      ------------     ------------     ------------     -------------
     Revenues:
       Retail, net                                    $  7,692,742     $ 12,734,732     $ 14,878,798     $  52,900,732
       Wholesale, net                                           --       18,131,000               --        42,790,000
                                                      ------------     ------------     ------------     -------------
     Total revenues                                      7,692,742       30,865,732       14,878,798        95,690,732
     Costs of telecommunications services                6,577,352       25,080,558       13,020,946        80,799,568
                                                      ------------     ------------     ------------     -------------
     Gross margin                                        1,115,390        5,785,174        1,857,852        14,891,164

     Selling, general and administrative expenses        6,503,326       13,193,263       15,253,564        41,923,770
     Depreciation and amortization                       1,247,858        5,276,684        2,248,294        15,607,241
                                                      ------------     ------------     ------------     -------------
     Operating loss                                     (6,635,794)     (12,684,773)     (15,644,006)      (42,639,847)
     Other expense (income):
       Interest expense                                  7,738,513        8,373,456       14,540,357        24,643,442
       Interest income                                  (3,537,577)        (258,002)      (5,271,995)       (2,139,183)
                                                      ------------     ------------     ------------     -------------
                                                         4,200,936        8,115,454        9,268,362        22,504,259

     Loss from continuing operations                   (10,836,730)     (20,800,227)     (24,912,368)      (65,144,106)

     Discontinued operations:
       Loss from discontinued operations                (7,905,112)      (1,986,741)     (17,246,196)      (20,286,324)
       Loss on disposal of discontinued operations              --       (3,111,715)              --       (17,413,476)
                                                      ------------     ------------     ------------     -------------
     Net loss                                          (18,741,842)     (25,898,683)     (42,158,564)     (102,843,906)


     Preferred stock dividends and preferred stock
       and warrant redemption accretion                   (508,010)        (511,810)      (5,112,217)       (1,537,362)
                                                      ------------     ------------     ------------     -------------
     Net loss applicable to common shareholders       $(19,249,852)    $(26,410,493)    $(47,270,781)    $(104,381,268)
                                                      ============     ============     ============     =============

     EARNINGS PER SHARE APPLICABLE TO COMMON
         SHAREHOLDERS - BASIC AND DILUTIVE:

     Loss from continuing operations:                 $      (0.43)    $      (0.37)    $      (1.17)    $       (1.16)
     Loss from discontinued operations                       (0.30)           (0.09)           (0.67)            (0.65)
                                                      ------------     ------------     ------------     -------------

     Net loss per share                               $      (0.73)    $      (0.46)    $      (1.84)    $       (1.81)
                                                      ============     ============     ============     =============

     Weighted average shares outstanding                26,393,749       57,703,371       25,721,077        57,703,371
                                                      ============     ============     ============     =============



                            See accompanying notes.

               LONG DISTANCE INTERNATIONAL INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                              ------------------------------------
                                                                                   1998               1999
                                                                              -------------         -------------
  OPERATING ACTIVITIES:
  Net loss                                                                    $ (42,158,564)        $(102,843,906)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Depreciation and amortization                                                 2,248,294            15,607,241
    Provision for bad debts                                                         351,851               456,000
    Amortization of discount on Senior Notes and Notes payable                      557,459               901,281
    Amortization of bond offering costs                                                  --               872,671
    Loss on phase-out of discontinued operations                                         --             2,149,896
    Provision for writedown of assets                                                    --            16,955,493
    Changes in operating assets and liabilities:
         Accounts receivable                                                     (2,003,808)            1,168,958
         Other current assets                                                    (1,219,301)           (1,842,310)
         Other assets                                                            (2,977,893)             (294,705)
         Accounts payable                                                         2,501,003             6,208,680
         Accrued telecommunication costs                                           (732,548)           (8,108,744)
         Accrued restructuring costs                                                     --            (2,236,555)
         Senior Note interest payable                                            12,785,938             6,650,000
         Other accrued liabilities                                               (1,406,446)             (309,032)
         Discontinued operations - changes in assets and
           liabilites                                                            (8,575,852)            3,726,215
                                                                              -------------         -------------
  Net cash used in operating activities                                         (40,629,867)          (60,938,817)

  INVESTING ACTIVITIES:
  (Increase) decrease in restricted cash and investments                        (82,114,456)           12,978,605
  Redemption of certificates of deposit                                                  --             2,907,895
  Purchases of property and equipment                                            (3,159,574)             (434,336)
  Disposal of property and equipment                                                     --                57,000
  Purchase of minority interest in subsidiaries                                    (387,714)                   --
  Acquisition costs associated with purchase of Newgate                          (1,397,684)                   --
  Acquisition costs associated with purchase of NETnet                                   --            (1,407,352)
                                                                              -------------         -------------
  Net cash (used in) provided by investing activities                           (87,059,428)           14,101,812

  FINANCING ACTIVITIES:
  Proceeds from issuance of Senior Notes and redeemable warrants,
    net of offering costs                                                       216,508,954                    --
  Proceeds from issuance of common stock and exercise of warrants,
    net of offering costs                                                         1,683,510                    --
  Proceeds from issuance of Notes payable and warrants                                   --            10,000,000
  Payments on Notes payable                                                              --              (864,000)
  Bond offering costs                                                                    --              (508,042)
  Principal payments on capital lease obligations                                (1,276,779)           (8,762,377)
  Principal payments on installment loans                                        (1,956,621)           (1,222,297)
                                                                              -------------         -------------
  Net cash provided by (used in) financing activities                           214,959,064            (1,356,716)
  Effect of exchange rate changes                                                   122,086               534,879
                                                                              -------------         -------------
  Increase (decrease) in cash and cash equivalents                               87,391,855           (47,658,842)
  Cash and cash equivalents at beginning of period                               12,172,779            52,064,072
                                                                              -------------         -------------
  Cash and cash equivalents at end of period                                  $  99,564,634         $   4,405,230
                                                                              =============         =============

  SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Property and equipment acquired under capital leases                        $   3,143,383         $   2,532,539
                                                                              =============         =============
  Property and equipment purchased under installment loans                    $   8,000,000         $          --
                                                                              =============         =============
  Accrued dividends on Series A preferred stock                               $      55,273         $      55,273
                                                                              =============         =============
  Accretion on Series B preferred stock and redeemable warrants               $   1,471,086         $   1,482,089
                                                                              =============         =============


                            See accompanying notes.

                        LONG DISTANCE INTERNATIONAL INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements for the interim periods are unaudited and do not include all the information and footnotes necessary for the presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

     In the opinion of the management of Long Distance International Inc. (the "Company"), all adjustments necessary for a fair presentation of the results of the interim periods have been included. All adjustments were of a normal and recurring nature. The December 31, 1998 balance sheet was derived from the audited financial statements, but does not include all the disclosures required by generally accepted accounting principles. The results of operations for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year ending December 31, 1999.

     The accompanying financial statements have been prepared on a going concern basis, which contemplated the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has incurred losses of $102,843,906 and $42,158,564 for the nine months ended September 30, 1999 and 1998 respectively, and has a working capital deficit of $19,204,981 at September 30, 1999. These factors, among others, raise substantial doubt the Company's ability to continue as a going concern for a reasonable period of time. (See Note 8 - Liquidity)

     The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern other than those discussed in Note 7 - Discontinued Operations.

     The Company is in default on many of its capital and operating leases in the United States. The Company has not made a principal payment on a note payable when due (See Note 8 - Liquidity). In addition, many of the Company's other liabilities in the United States have not been paid within their stated terms. Subsequent to September 30, 1999, LDI Acquisition Sub Inc., a consolidated subsidiary of the Company ("LDI Acquisition") obtained a $2 million loan from a third party under the Loan Agreement (See Note 9 - Loan Agreement). On October 15, 1999, the Company made the scheduled semi-annual interest payment on the 12 1/4% Senior Notes due 2008 (the "Notes"). In addition, on October 15, 1999, the holders of the Notes (the "Senior Noteholders") directed the Indenture Trustee to hold the interest payment and to not deliver it to the Noteholders. On November 5, 1999, the Senior Noteholders directed the Indenture Trustee to advance up to $8 million of the interest payment to LDI Acquisition on the terms and conditions of the Loan Agreement. The Company understands that the Indenture Trustee continues to hold the remainder of the interest payment. The Company's continuation as a going concern is dependent upon obtaining additional funding through debt or equity financing or through the sale of the Company.

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


3.   COMPREHENSIVE INCOME


     SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity arising from non-owner sources. It includes net loss as well as foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. Other than net loss, the only such item applicable to the Company is foreign currency translations adjustment which did not have a material effect on the Company's consolidated financial statements. Comprehensive loss for the three months ended September 30, 1999 was $25,635,390 as compared to $18,654,832 in the same period in the prior year. Comprehensive loss for the nine months ended September 30, 1999 was $102,309,027 as compared to $42,036,478 in the same period in the prior year.


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



                                      Three Months Ended                 Nine Months Ended
                                           Sept. 30,                         Sept. 30,
                                 ---------------------------        ----------------------------
                                     1998           1999               1998            1999
                                 -----------    ------------        ------------    ------------
     Revenue:

          United Kingdom         $ 4,147,265    $  7,707,000        $  9,910,840    $ 20,038,000
          Germany                         --       4,688,000                  --      14,457,000
          Sweden                          --       2,763,000                  --       8,857,000
          Norway                          --       1,111,000                  --       3,275,000
          Switzerland                     --       1,598,000                  --       4,943,000
          Austria                         --       2,089,000                  --       5,858,000
          Other                    1,030,760       2,978,732           2,453,241       5,674,732
          European - Wholesale     2,514,717       7,931,000           2,514,717      32,588,000
                                 -----------    ------------        ------------    ------------
     Consolidated revenue:       $ 7,692,742    $ 30,865,732        $ 14,878,798    $ 95,690,732
                                 ===========    ============        ============    ============

     Operating income (loss):

          United Kingdom         $(2,725,956)   $ (1,722,000)       $ (6,815,174)   $ (6,506,000)
          Germany                         --         (20,000)                 --        (238,000)
          Sweden                          --      (4,136,000)                 --     (13,252,000)
          Norway                          --        (487,000)                 --      (1,516,000)
          Switzerland                     --        (423,000)                 --      (1,252,000)
          Austria                         --         (82,000)                 --        (689,000)
          Other                   (3,909,838)     (5,707,773)         (8,828,832)    (18,705,847)
          European - Wholesale            --        (107,000)                 --        (481,000)
                                 -----------    ------------        ------------    ------------
     Total operating loss:       $(6,635,794)   $(12,684,773)       $(15,644,006)   $(42,639,847)
                                 ===========    ============        ============    ============

5. ASSET IMPAIRMENT AND RESTRUCTURING COSTS


In December 1998, the Company implemented a worldwide plan to reduce selling, general and administrative costs and increase efficiencies. In connection with this program, the Company recorded charges of approximately $4.0 million in the fourth quarter of 1998. The cash outlay related to these charges in the first nine months of 1999 was approximately $1.9 million. Details of the change in the restructuring accrual between December 31, 1998 and September 30, 1999 are as follows:


                                             DECEMBER 31, 1998          PAYMENTS       REDUCTION    SEPTEMBER 30, 1999
                                             -------------------------------------------------------------------------
Involuntary employee terminations                  $ 2,411,170     $ (1,411,134)      $ (355,005)           $  645,031
Closure of facilities and related costs                239,582         (206,417)              --                33,165
Other costs                                            364,000         (263,997)              --               100,003
                                                   -----------     ------------       ----------             ---------
                                                   $ 3,014,752     $ (1,881,548)      $ (355,005)            $ 778,199
                                                   ===========     =============      ===========            =========

Pursuant to the restructuring, the Company recorded $1.1 million in employment contract obligations to executives. The Company has settled certain of these obligations for lesser amounts and has recorded a reduction of $355,005 in the reserve related to these settlements in the second quarter of 1999. The remaining employment contract obligations are expected to be paid over the next nine months.

6. CONTINGENCIES


Viatel, Inc. ("Viatel"), a Trans-Atlantic cable provider, has claimed that the Company is obligated to pay $14,875,000 under certain letter agreements which Viatel claims obligated the Company to purchase certain cable capacity as part of an IRU agreement that was never consummated. The Company believes that it has no obligation to pay Viatel under those purported agreements and that its liability, in any event, would be limited to the $1,625,000 which the Company placed in escrow during 1998. This amount is included in other assets in the Company's Balance Sheet as of September 30, 1999. The Company intends to vigorously defend against Viatel's claim but is unable to predict the ultimate outcome of this matter and the amount of loss, if any.

In connection with the October 1998 acquisition of NETnet International A. B. ("NETnet"), 2,519,473 shares of the purchase price are contingently returnable to the Company in connection with the accuracy of the seller's representations and have been classified as an accrued liability of $7,508,029 at December 31, 1998 and September 30, 1999. These shares have not been included in the number of shares used in the loss-per-share calculation for the nine months ended September 30, 1999.

From time to time, the Company is a party to litigation arising in the normal course of business. The Company is not currently engaged in any legal proceedings that are expected to have a material adverse effect on the Company.


7. DISCONTINUED OPERATIONS


Following continued weakness in the United States operations, on May 18, 1999 the Company's Board of Directors agreed to a plan to discontinue the Company's U.S. retail operations. Accordingly, the operating results of the discontinued retail operations, including provisions for estimated losses during the phase-out period, have been segregated from continuing operations and reported as a separate line item on the statement of operations. Due to the subjective nature of estimating future operating losses and incremental costs of disposal, it is reasonably possible that these estimates may change in the future. Future changes in estimates will be included in the statement of operations in the period determined. The Company recorded an expense in the second quarter of 1999 in the amount of approximately $14.3 million to provide for the estimated loss on disposition of the related assets and liabilities of the U.S. retail operations and other expenses related to the closing of these operations and approximately $3.1 million in the third quarter to provide for the estimated loss in disposition of additional assets. Amounts recorded include approximately $4.3 million for estimated operating losses during the phase-out period subsequent to September 30, 1999 and approximately $450,000 for rent under operating leases until the Company estimates it can sublease certain of its facilities. In the third quarter, the Company recorded an additional $1.9 million for estimated operating losses during the phase-out period. Included in the net assets of the discontinued operations at September 30, 1999 is $6.9 million for property and equipment relating to the Company's U.S. network which is net of a write-down of $17.0 million to reserve for the expected loss on the sale of the property and equipment. The Company is liable for capital lease obligations and installment loans on this equipment. Accordingly, the lease obligations of $9.6 million and installment loans of $5.2 million have not been included in the net assets of the discontinued operation. As the Company is not current on the payment of these leases, they are classified as current obligations at September 30, 1999. (See Note 8 - Liquidity).

The consolidated financial statements and related footnotes of the Company have been restated to report separately the net assets and operating results of the U.S. retail operations as discontinued operations for all periods presented.

Net assets of the U.S. discontinued operations, which are presented as net amounts in the Company's consolidated balance sheets at September 30, 1999 and December 31, 1998, are as follows:

                                                       December 31,       September 30,
                                                          1998                1999
                                                      ------------        ------------
Accopunts receivable                                  $  8,170,303        $    955,570
Property and equipment                                  20,560,597           6,922,314
Other assets                                               361,651              16,466
                                                      ------------        ------------
Total assets                                            29,092,551           7,894,350

Reserve for loss on disposition                                 --          (2,149,896)
Other liabilities                                       (1,467,110)           (950,617)
                                                      ------------        ------------
Total liabilities                                       (1,467,110)         (3,100,513)

Net assets of discontinued operations                 $ 27,625,441        $  4,793,837
                                                      ============        ============

The results of discontinued operations for the nine months ended
September 30, 1999 and 1998 were as follows:


                                                      September 30,       September 30,
                                                          1998                1999
                                                      ------------        ------------
Net revenues                                          $ 33,305,541        $ 11,537,468
Cost of telecommunications services                     22,419,596          15,620,524
                                                      ------------        ------------
Gross profit (loss)                                     10,885,945          (4,083,056)

Selling, general and administrative expenses           (28,132,141)        (14,339,294)
Estimated operating losses during the
  phase-out period of discontinued operations                   --          (1,863,974)
                                                      ------------        ------------
Loss from discontinued operations                     $(17,246,196)       $(20,286,324)
                                                      ============        ============
Loss on disposal of discontinued operations           $         --        $(17,413,476)
                                                      ============        ============


8. LIQUIDITY

In January 1999, the Board of Directors authorized the Company to pursue additional financing of approximately $40 million and subsequently retained Morgan Stanley & Co. Incorporated ("Morgan Stanley") as its financial advisor. Without prior notice at the end of June 1999, Morgan Stanley advised the Company that it was abandoning its efforts to raise capital on behalf of the Company and unilaterally terminating its engagement as financial advisor to the Company. In connection with Morgan Stanley's termination of its engagement, Morgan Stanley has advised the Company it is a holder of a significant portion of the Notes. The Company has expressly reserved all rights, remedies, claims and causes of action that it has or may have against Morgan Stanley in connection with Morgan Stanley's engagement as financial advisor to the Company and the terms and conditions of the termination of such engagement.

The Company's cash and cash equivalents at September 30, 1999, are not sufficient to fund the operations of the Company through the end of 1999. Through September 30, 1999, the Company was successful in raising an additional $10 million of financing (see Note 9) of an original $40 million of financing which was sought. During the second quarter of 1999, when it became apparent that the Company would not be successful in obtaining all of the debt or equity financing it was seeking, the Company began to consider all alternatives available to it to raise additional liquidity and/or realize value on its assets and operations. These options include the potential sale of the company or a substantial amount of its assets or debt or equity financing.

As of September 30, 1999, the Company had not made certain payments to lessors, lenders and vendors. The Company leases certain computer and telecommunications equipment under non-cancelable capital leases with maturities of three to five years. The Company has not made payments under these leases in the United States for several months. These leases generally contain acceleration provisions which allow the lease to become due in full as a result of non-payment. Several of these lessors have notified the Company of defaults and acceleration of the leases. Accordingly, the Company has reclassified all of these U.S. leases as current in its Balance Sheet at September 30, 1999. The Company did not make a scheduled principal payment of approximately $4 million on a note payable to one of its European carriers which came due on September 30, 1999. The Company is negotiating with the carrier to restructure this debt. (See "Liquidity and Capital Resources")

If the Company is unable to obtain additional debt or equity financing, to successfully implement a strategic alliance or arrange a sale of the Company, or substantially all of the Company's assets in the near future, together with the financing necessary to consummate such a sale, it will have to file a petition under the Federal Bankruptcy Code.

The consolidated Financial Statements do not include any adjustments to reflect the possible future effects of the aforementioned on the recoverability and classification of assets or the amounts and classification of liabilities that may result from this uncertainty (See Note 1 - Basis of Presentation).


9. LOAN AGREEMENT


On July 20, 1999, LDI Acquisition borrowed $10,000,000 (the "Loan"), from Frederick A. DeLuca ("DeLuca"), an existing stockholder of the Company, pursuant to a term loan agreement (the "Loan Agreement"), among the Company, LDI Acquisition, DeLuca, the lenders from time to time signatory thereto (the "Other Lenders") and DeLuca, as collateral agent (in such capacity, the "Collateral Agent"). The Loan has a one year term, expiring on July 20, 2000 (the "Initial Term"), and is extendable for up to an additional four months at the option of the Company (the "Extended Term"). The principal amount of the loan is payable at maturity. Interest is payable monthly and the loan bears interest of 12-1/4% per annum during the Initial Term and 24-1/2% per annum during the Extended Term. The loan is subject to a prepayment penalty if prepaid prior to January 2000 and to substantial late charges if monthly interest payments are not paid on a timely basis. The Loan Agreement has been structured to allow for additional term loans (up to an aggregate principal amount (together with the Loan) of $40,000,000) from the Other Lenders in minimum term loan advances of $100,000. Any such future loans shall be made subject to the terms of the Loan Agreement. The Company and LDI Acquisition have agreed that the proceeds of any term loan advances which, together with the Loan, exceed $32,500,000 would be used to repay the indebtedness of its consolidated subsidiary NETnet to certain Scandinavian banks who currently have a lien on the stock of NETnet.

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

As additional consideration for, and as an inducement to DeLuca and the Other Lenders to make loans under the agreement, the Company has agreed to issue to the lenders a (i) Class A Common Stock Warrants (the "A Warrants") to purchase up to 30% of the Company's common stock on a fully diluted basis as of the date immediately preceding the closing of the Loan (the "Fully Diluted Shares") and
(ii) Class B Warrants (the "B Warrants"; together with the A Warrants, the "Warrants") to purchase up to 20% of the Fully Diluted Shares (in each case, assuming a full funding under the Loan Agreement of $40,000,000). The B Warrants will become void in the event the term loan to which such Warrant relates is paid on or prior to four months after such loan is made. To date, Warrants have only been issued to DeLuca to purchase up to an aggregate of 12.5% of the Fully Diluted Shares (or 7.5% of the Fully Diluted Shares if the B Warrants become void). Each Warrant is exercisable for a term of five years from its exercise date (as hereinafter defined) and the exercise price for each share of the Company's Common Stock exercisable under a Warrant is $.001 per share. No Warrant is exercisable (assuming the B Warrant has not been voided) until the earliest of:

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

Additionally, as further consideration for the Loan, DeLuca (or his designee) was given the right to a seat on the Company's Board of Directors. The Company failed to make the scheduled monthly interest payments under the Loan Agreement in September and October. However, the Company has received a forbearance from the lenders under the Loan Agreement with respect to such missed interest payments until the earlier to occur of November 30, 1999, or the filing of a petition or complaint against the Company pursuant to Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") or any similar law.

As determined by the Company's Board of Directors, the value of the Warrants was determined to be approximately $783,000, which resulted in a discount and effective interest rate of 21% on the Loan. The discount is being amortized over the initial term of the Loan.


10. EQUITY


On July 13, 1999, the Board of Directors of the Company approved Articles of Amendment to the Second Restated Articles of Incorporation whereby the number of common shares authorized was increased to 250,000,000, and the number of shares of both classes of Preferred, which may be issued in either Series, was increased by an additional 20,000,000 shares as designated by the Board of Directors.


11. SUBSEQUENT EVENTS


On October 19, 1999, LDI Acquisition obtained a $2 million loan from a third party, World Access, Inc. ("World Access"), an international long distance provider and proprietary network equipment supplier. The loan was made under the Loan Agreement (See Note 9 - Loan Agreement). In connection with the loan, World Access entered into discussions with the Company regarding a potential business transaction.

On October 15, 1999, the Company made the scheduled semi-annual interest payment on the Notes in the amount of $13.8 million. In addition, on October 15, 1999, the Senior Noteholders directed the Indenture Trustee to hold the interest payment and not to deliver it to the Senior Noteholders.

In the months of September and October, LDI Acquisition did not make scheduled interest payments under the Loan Agreement. LDI Acquisition has received a forbearance from the lenders under the Loan Agreement with respect to such missed interest payments until the earlier to occur of November 30, 1999, or a filing by or against the Company pursuant to Chapter 11 of the Bankruptcy Code or a similar law.

On November 5, 1999, the Senior Noteholders directed the Indenture Trustee to advance to LDI Acquisition up to $8 million of the interest payment pursuant to the terms and conditions of the Loan Agreement. The Company understands that the Indenture Trustee continues to hold the remainder of the interest payment. The $8 million in advances is subject to certain budget compliance and advance request notification. Approximately $6.3 million was drawn on November 5, 1999. Advances are being made under the Loan Agreement (See Note 9 - Loan Agreement). No advances may be made after the earlier to occur of a termination by the Senior Noteholders or November 30, 1999.

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


THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998


Revenues, net. Revenues increased to $30.9 million for the three months ended September 30, 1999, as compared with $7.7 million for the three months ended September 30, 1998. Billable minutes increased from 15.6 million for the three months ended September 30, 1998 to 142.0 million for the three months ended September 30, 1999. The increase was due primarily to the inclusion of the results of NETnet International AB ("NETnet") and increased activity of the Company's European wholesale division. NETnet was acquired in October 1998. Due to the acquisition of NETnet, for the three months ended September 30, 1999, the Company had revenues of $4.7 million in Germany, $2.8 million in Sweden, $1.1 million in Norway, $2.1 million in Austria and $1.6 million in Switzerland, while for the three months ended September 30, 1998, the Company had no revenues in those countries. The Company's revenues in the U.K. increased from $4.1 million for the three months ended September 30, 1998 to $7.7 million in 1999. The Company's European wholesale division, which commenced operations in the third quarter of 1998, contributed revenues of $7.9 million for the three months ended September 30, 1999 as compared to $2.5 million in the three months ended September 30, 1998. Average revenue per minute decreased to $0.22 in the three months ended September 30, 1999 from $0.49 in the three months ended September 30, 1998 primarily due to competition and a change in the traffic mix due to increased volume of the wholesale division.

Cost of Telecommunications Services. Cost of telecommunications services increased by 280.3% to $25.1 million for the three months ended September 30, 1999, as compared with $6.6 million for the three months ended September 30, 1998. This increase is due to the increase in billable minutes partially offset by the decline in cost per minute. Average cost per minute was $0.18 for the three months ended September 30, 1999 as compared to $0.42 for the three months ended September 30, 1998. This decrease primarily reflects cost reductions available to the Company due to the increased volume in the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. The Company's gross margin was 18.7% for the three months ended September 30, 1999 as compared to 14.5% for the three months ended September 30, 1998. The improvement in the gross margin percentage is primarily due to operational improvements and lower costs from suppliers, offset slightly by pricing pressure from customers. The Company's wholesale division generally has a substantially lower gross margin than the Company's retail division due to competitive pressures.

Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") increased by 103.1% to $13.2 million for the three months ended September 30, 1999, as compared to $6.5 million for the three months ended September 30, 1998. The increase resulted primarily from additional expenses in Europe as a result of the acquisitions of NETnet in 1998. Due to the acquisition, the Company is now supporting offices in 9 countries in Europe and has increased its employee base in Europe from 123 employees at September 30, 1998 to 354 employees at September 30, 1999. SG&A decreased as a percent of revenue to 42.7% for the three months ended September 30, 1999 from 84.5% for the same period in the prior year. The change is primarily due to the significant growth of the Company's European revenue along with a concerted effort to minimize expenses in Europe subsequent to the acquisition of NETnet.

Depreciation and Amortization. Depreciation and amortization increased to $5.3 million for the three months ended September 30, 1999, from $1.2 million for the three months ended September 30, 1998. The increase was due to significantly more fixed assets, primarily office equipment and network equipment acquired by the Company to complete the build-out of its European network, and the increase in fixed assets in Europe due to the acquisition of NETnet. In addition, goodwill amortization increased significantly due to the acquisition.

Loss from Continuing Operations. Loss from continuing operations increased to $20.8 million for the three months ended September 30, 1999, from $10.8 million for the three months ended September 30, 1998. The aforementioned factors caused this increase.

Discontinued Operations. As a consequence of the continued weakness in the U.S. operations, on May 18, 1999 the Board of Directors of the Company agreed to a plan to discontinue the U.S. retail operations. Accordingly, the Company's consolidated financial statements for September 30, 1999 and 1998 have been restated to include the U.S. retail operations as discontinued operations. In the three months ended September 30, 1999, the Company recorded an addition of $2.7 million to its previous estimate of $19.3 million loss and anticipated disposition of the related assets and liabilities. The Company had previously recorded $4.3 million for the estimated operating losses during the phase-out period and in the third quarter increased this estimate by $2.0 million. This includes sale of the Company's U.S. network, U.S. customer base and cessation of all marketing to U.S. retail customers. The Company also laid off three fourths of its U.S. based employees in accordance with the Workers Adjustment and Retraining Notification Act.

Net Loss. Net loss increased to $25.9 million for the three months ended September 30, 1999 from $18.7 million for the three months ended September 30, 1998. This increase was due to increased losses from operations together with increased interest expense resulting from the issuance of the 12 1/4% Senior Notes Due 2008 and related Warrants completed in April 1998 and from additional interest on financing of equipment.


NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998


Revenues, net. Revenues increased to $95.7 million for the nine months ended September 30, 1999, as compared with $14.9 million for the nine months ended September 30, 1998. Billable minutes were 372.1 million for the nine months ended September 30, 1999 as compared to 36.5 million for the nine months ended September 30, 1998. The increase was due primarily to the inclusion of the results of Newgate Communications Ltd. ("Newgate") acquired in April 1998, and NETnet and increased activity of the Company's European wholesale division. Due to the acquisition of NETnet, the Company had revenues of $8.9 million in Sweden, $14.5 million in Germany, $4.9 million in Switzerland, $5.9 million in Austria and $3.3 million in Norway, while during the nine months ended September 30, 1998 there were no revenues in these countries. The increase in U.K. revenues from $9.9 million for the nine months ended September 30, 1998 to $20.0 million for the nine months ended September 30, 1999 was primarily due to the acquisition of Newgate in April 1998. The Company's European wholesale division, which commenced operations in the third quarter of 1998, contributed revenues of $32.6 million during the nine months ended September 30, 1999 as compared to $2.5 million during the nine months ended September 30, 1998. Average revenue per minute decreased from $0.41 for the nine months ended September 30, 1998, to $0.26 for the nine months ended September 30, 1999, primarily due to competition.

Cost of Telecommunications Services. Cost of telecommunications services increased by 522% to $80.8 million for the nine months ended September 30, 1999, as compared with $13.0 million for the nine months ended September 30, 1998. The increase in cost of telecommunications services is due to the increase in billable minutes in the nine months ended September 30, 1999 as compared to the same period in 1998. Average costs per minute decreased to $0.22 for the nine months ended September 30, 1999 from $0.36 for the nine months ended September 30, 1998. This decrease reflects operational improvements and lower costs from suppliers. The Company's gross margin was 15.6% for the nine months ended September 30, 1999 as compared to 12.5% for the nine months ended September 30, 1998. The increase in the gross margin percentage is primarily due to operational improvements and lower costs from suppliers offset slightly by customer pricing pressure. The Company's wholesale division generally has a substantially lower gross margin than the Company's retail division due to competitive pressures.

Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") increased by 174% to $41.9 million for the nine months ended September 30, 1999, as compared with $15.3 million for the nine months ended September 30, 1998. The increases resulted primarily from additional expenses in Europe as a result of the acquisitions of NETnet and Newgate in 1998. As a result of these acquisitions, the Company is now supporting offices in 9 countries in Europe and increased its European employee base from 123 employees at September 30, 1998, to 354 at September 30, 1999. SG&A as a percent of revenue decreased to 43.8% for the nine months ended September 30, 1999 from 102.5% for the same period in the prior year. The decrease is primarily due to the significant growth of our European revenue along with a concerted effort to minimize expenses in Europe subsequent to the acquisitions of NETnet and Newgate.

Depreciation and Amortization. Depreciation and amortization increased to $15.6 million for the nine months ended September 30, 1999, from $2.2 million for the nine months ended September 30, 1998. Goodwill amortization increased to $6.1 million due to the acquisitions of Newgate and NETnet. Depreciation increased to $9.5 million due to significantly more fixed assets, primarily office equipment and network equipment as the Company completed the build-out of its network, and the increase in fixed assets in Europe in connection with the acquisitions of Newgate and NETnet.

Loss from Continuing Operations. Loss from continuing operations increased to $65.1 million for the nine months ended September 30, 1999, from $24.9 million for the nine months ended September 30, 1998. The aforementioned factors caused this increase.

Discontinued Operations. As a consequence of the continued weakness of the U.S. operations, on May 18, 1999 the Board of Directors of the Company agreed to a plan to discontinue the U.S. retail operations and the Company's consolidated financial statements for September 30, 1999 and 1998 have been presented to include the U.S. retail operations as discontinued operations. During the first nine months of 1999, the Company recorded an estimated loss on the operations and disposition of the related assets and liabilities of $37.7 million. This amount included $6.2 million for the estimated operating losses during the phase-out period. This includes sale of the Company's U.S. network, U.S. customer base and cessation of all marketing to U.S. retail customers. The Company also laid off three fourths of its U.S. based employees in accordance with the Workers Adjustment and Retraining Notification Act.

Net Loss. Net loss increased to $102.8 million for the nine months ended September 30, 1999 as compared to $42.2 million for the nine months ended September 30, 1998. This increase was due to increased losses from operations together with increased interest expense resulting from the issuance of the 12 1/4% Senior Notes and Warrants Due 2008 completed in April 1998.


LIQUIDITY AND CAPITAL RESOURCES


As of September 30, 1999, the Company had cash and cash equivalents of $4.4 million as compared with cash and cash equivalents of $52.1 million on December 31, 1998. In addition, the Company had $54.0 million of restricted cash subject to a Pledge Agreement securing such cash for the benefit of the Senior Noteholders, as compared with $67.0 million of restricted cash on December 31, 1998. LDI's cash and cash equivalents at September 30, 1999, together with the $10 million proceeds of the secured debt raised during July 1999, are not sufficient to fund the operations of the Company through the end of 1999.

The Company estimates that it would require an additional $30 million to fund operations through December 31, 1999, including the payment of certain obligations which are past due. Actual cash requirements may vary significantly from the Company's estimates depending upon numerous factors including sales levels, competitive pressures and regulatory actions. The Company has taken steps to reduce its operating losses and reduce the scope of its operations by closing its retail business in the United States.

As a result of limited liquidity, the Company has not made certain payments to U.S. lessors, lenders and vendors. The Company leases certain computer and telecommunications equipment under non-cancelable capital leases with maturities of three to five years. The Company has not made payments under these leases for several months. These leases generally contain acceleration provisions which allow the lease to become due in full as a result of non-payment. Several of these lessors have notified the Company of defaults and acceleration of the leases. Accordingly, the Company has reclassified all of these leases as current in its Balance Sheet at September 30, 1999. The Company did not make a scheduled principal payment of approximately $4 million on a note payable to one of its European carriers which came due on September 30, 1999. The Company is negotiating with the carrier to restructure this debt. Also, in September and October, LDI Acquisition did not pay interest due under the Loan Agreement. LDI Acquisition has received a letter whereby the lender(s) have agreed to forebear from exercising their remedies with respect to such missed interest payments, through the earlier of to occur of November 30, 1999, and the filing of any petition by or against the Company pursuant to Chapter 11 of the United States Bankruptcy Code or any similar law.

On October 15, 1999, the Company made the scheduled semi-annual interest payment on the Notes in the amount of $13.8 million. In addition, on October 15, 1999, the Senior Noteholders directed the Indenture Trustee to hold the interest payment and not to deliver it to the Senior Noteholders.

On October 19, 1999, LDI Acquisition obtained a $2.0 million loan from World Access, Inc., an international long distance and proprietary network equipment provider. The loan was made under the Loan Agreement. The Company is in discussions with World Access regarding a potential business transaction. Furthermore, on November 5, 1999, the Senior Noteholders directed the Indenture Trustee to advance to LDI Acquisition up to $8 million of the interest payment pursuant to the terms and conditions of the Loan Agreement. The Company understands that the Indenture Trustee continues to hold the remainder of the interest payment. The $8 million in advances is subject to certain budget compliance and advance request notification. On November 5, 1999, approximately $6.3 million was advanced. The advances are being made under the Loan Agreement. No advances may be made after the earlier to occur of a termination by the Senior Noteholders or November 30, 1999.

If the Company is unable to obtain additional debt or equity financing, to successfully implement a strategic alliance or arrange a sale of the Company or substantially all of the Company's assets in the near future, together with the financing necessary to consummate such a sale, it will have to file a petition under the Bankruptcy Code.

There can be no assurance that the Company will be successful in its sale efforts or in obtaining the financing necessary to consummate such a sale. In addition, there can be no assurances as to the amount of proceeds that will be received from any sale of the Company. There can also be no assurance that the Company will be successful in implementing any other alternative.

The Company expects to continue to incur significant operating and net losses and to make substantial capital expenditures for the foreseeable future. The operating and net losses are due to the start-up and development of the Company's operations including the operations of NETnet. The Company has incurred significant capital expenditures in connection with the development of its telecommunications network. To date, the Company has utilized cash provided from financing activities to fund losses and capital expenditures. The sources of this cash include the Company's 12 1/4% Senior Notes Due 2008 issued in 1998, and to a lesser extent, vendor financing of equipment and IRU's.

Net cash used in operating activities was $60.9 million for the nine months ended September 30, 1999 as compared to $40.6 million for the nine months ended September 30, 1998. The Company's net cash used in operating activities in the nine months ended September 30, 1999 was primarily composed of a net loss of $102.8 million offset by $36.9 million of non-cash charges and $5.0 million of changes in working capital. Included in these non-cash charges are $15.6 million for depreciation and amortization, $17.0 million to write down assets to fair value and $2.1 million for future operating losses of the Company's discontinued operations. Net cash used in operating activities in the nine months ended September 30, 1998 consisted of a net loss of $42.2 million offset by $3.2 million of non-cash charges and $1.6 million changes in working capital.

Net cash provided by investing activities was $14.1 million for the nine months ended September 30, 1999 as compared with net cash used in investing activities of $87.1 million for the nine months ended September 30, 1998. Cash provided by investing activities in the nine months ended September 30, 1999 was comprised primarily of approximately $434,000 for capital expenditures and a $15.9 million decrease in restricted cash, investments and certificates of deposits and $1.4 million for acquisition costs. Cash used in investing activities in the nine months ended September 30, 1998 consisted primarily of a $82.1 million increase in restricted cash and investments, $3.2 million for capital expenditures and $1.8 million for acquisition costs relating to Newgate and NETnet.

Net cash used in financing activities was $1.4 million for the nine months ended September 30, 1999 as compared to net cash provided by financing activities of $215.0 million for the nine months ended September 30, 1998. Cash used in financing activities in the nine months ended September 30, 1999 consisted primarily of payments on capital lease obligations, installment loans and notes payable of approximately $10.9 million offset by $10 million of proceeds from Notes Payable. Cash provided by financing activities in the nine months ended September 30, 1998 was comprised primarily of proceeds from the issuance of the Senior Notes and Redeemable Warrants and common stock and warrants. This was partially offset by $3.2 million in payments on capital lease obligations and installment loans.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

FOREIGN CURRENCY EXPOSURE AND EUROPEAN MONETARY UNION

The Company is exposed to fluctuations in foreign currencies relative to the United States dollar because the Company generally bills in local currency, while transmission and other costs are paid in a mix of United States Dollars and local currency. Interest expense on the 12 1/4% Senior Notes Due 2008 will be paid in United States dollars. For the nine months ended September 30, 1999 and September 30, 1998, approximately 99% and 83%, respectively, of the Company's revenues from continuing operations were billed in currencies other than the United States dollar. The Company periodically evaluates the use of foreign exchange contracts to hedge foreign currency exposure and to control risks relating to foreign currency fluctuations. The Company does not use derivative financial instruments for speculative purposes. As of September 30, 1999, the Company had no open foreign currency positions.

On January 1, 1999 eleven of the existing members of the European Union ("EU") joined the European Monetary Union. This will lead, among many other things, to fundamental changes in the way participating EU states implement their monetary policies and manage local currency exchange rates. Ultimately, there will be a single currency within certain countries of the EU, known as the Euro and one organization, the European Central Bank, responsible for setting European monetary policy. While some believe that the change will bring a higher level of competition within Europe and a greater sense of economic stability within the region, there is no certainty that the Company's activity in this region will necessarily realize any benefits as a result of such changes. The Company has reviewed the impact the Euro will have on its business and whether this will give rise to a need for significant changes in its commercial operations or treasury management functions. While it is uncertain whether or not there will be any immediate direct benefits from the planned conversion, the Company believes it is properly prepared to accommodate any changes deemed necessary to implement use of the Euro without any significant changes to its current commercial operations, treasury management and management information systems.

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

The Company's information technology, though different in objective, employs similar architectural standards. The Company's data network is also a self-healing, fully redundant network capable of re-routing data information to and from various Company locations. The existence of parallel servers in disparate locations enables The Company to maintain full operational status of its information technology infrastructure.

Some of the costs associated with the Company's Readiness Initiative Project were incurred in the nine months ended September 30, 1999 and the remainder will be incurred during 1999. The Company estimates the costs will be approximately $2.0 million over the life of, and adherence to, the project. The Company intends to continually reassess the estimated costs and status of its Year 2000 remediation efforts.

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

Part II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

         3.3   Articles of Amendment to Second Restated Articles of
               Incorporation

         10.25 Amendment to Pledge Agreements

         10.26 Amendment No. 1 to Term Loan Agreement

         10.27 Promissory Note in the principal amount of $2,000,000

         10.28 Class A Bridge Loan Warrant to Purchase Common Stock

         10.29 Class B Bridge Loan Warrant to Purchase Common Stock

         27    Finanical Data Schedule(For SEC use only)

(b)      Reports on Form 8-K:


         None

                        LONG DISTANCE INTERNATIONAL INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.



LONG DISTANCE INTERNATIONAL INC.



                                   By: /s/ Elizabeth  A. Tuttle
                                       ----------------------------------------
                                           Elizabeth  A. Tuttle
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)


Date:  November 15, 1999