Form 10-Q/A
period 1999-09-30
LONG DISTANCE INTERNATIONAL INC
filed 1999-11-16
CIK 930119

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
-------------------------------------------------------------------------------

                                  FORM 10-Q/A


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

                              INDEX TO FORM 10-Q/A

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

               LONG DISTANCE INTERNATIONAL INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                     Three months ended September 30,    Nine months ended September 30,
                                                     --------------------------------   ---------------------------------
                                                           1998           1999              1998              1999
                                                      ------------     ------------     ------------     -------------
     Revenues:
       Retail, net                                    $  7,692,742     $ 21,577,000     $ 14,878,798     $  61,743,000
       Wholesale, net                                           --        9,288,732               --        33,947,732
                                                      ------------     ------------     ------------     -------------
     Total revenues                                      7,692,742       30,865,732       14,878,798        95,690,732
     Costs of telecommunications services                6,577,352       25,080,558       13,020,946        80,799,568
                                                      ------------     ------------     ------------     -------------
     Gross margin                                        1,115,390        5,785,174        1,857,852        14,891,164

     Selling, general and administrative expenses        6,503,326       13,193,263       15,253,564        41,923,770
     Depreciation and amortization                       1,247,858        5,276,684        2,248,294        15,607,241
                                                      ------------     ------------     ------------     -------------
     Operating loss                                     (6,635,794)     (12,684,773)     (15,644,006)      (42,639,847)
     Other expense (income):
       Interest expense                                  7,738,513        8,373,456       14,540,357        24,643,442
       Interest income                                  (3,537,577)        (258,002)      (5,271,995)       (2,139,183)
                                                      ------------     ------------     ------------     -------------
                                                         4,200,936        8,115,454        9,268,362        22,504,259

     Loss from continuing operations                   (10,836,730)     (20,800,227)     (24,912,368)      (65,144,106)

     Discontinued operations:
       Loss from discontinued operations                (7,905,112)      (1,986,741)     (17,246,196)      (20,286,324)
       Loss on disposal of discontinued operations              --       (3,111,715)              --       (17,413,476)
                                                      ------------     ------------     ------------     -------------
     Net loss                                          (18,741,842)     (25,898,683)     (42,158,564)     (102,843,906)


     Preferred stock dividends and preferred stock
       and warrant redemption accretion                   (508,010)        (511,810)      (5,112,217)       (1,537,362)
                                                      ------------     ------------     ------------     -------------
     Net loss applicable to common shareholders       $(19,249,852)    $(26,410,493)    $(47,270,781)    $(104,381,268)
                                                      ============     ============     ============     =============

     EARNINGS PER SHARE APPLICABLE TO COMMON
         SHAREHOLDERS - BASIC AND DILUTIVE:

     Loss from continuing operations:                 $      (0.43)    $      (0.37)    $      (1.17)    $       (1.16)
     Loss from discontinued operations                       (0.30)           (0.09)           (0.67)            (0.65)
                                                      ------------     ------------     ------------     -------------

     Net loss per share                               $      (0.73)    $      (0.46)    $      (1.84)    $       (1.81)
                                                      ============     ============     ============     =============

     Weighted average shares outstanding                26,393,749       57,703,371       25,721,077        57,703,371
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


Date:  November 16, 1999